Form 10-Q
period 2022-06-30
Booking Holdings Inc.
filed 2022-08-03
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at July 27, 2022:

Common Stock, par value $0.008 per share	39,706,248
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2022

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,841	$11,127
Accounts receivable, net (Allowance for expected credit losses of $102 and $101, respectively)	2,249	1,358
Prepaid expenses, net (Allowance for expected credit losses of $30 and $29, respectively)	492	404
Other current assets	342	256
Total current assets	14,924	13,145
Property and equipment, net	858	822
Operating lease assets	445	496
Intangible assets, net	1,925	2,057
Goodwill	2,842	2,887
Long-term investments	2,381	3,175
Other assets, net (Allowance for expected credit losses of $5 and $18, respectively)	1,118	1,059
Total assets	$24,493	$23,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,240	$1,586
Accrued expenses and other current liabilities	2,364	1,765
Deferred merchant bookings	4,395	906
Short-term debt	1,283	1,989
Total current liabilities	10,282	6,246
Deferred income taxes	805	905
Operating lease liabilities	323	351
Long-term U.S. transition tax liability	711	825
Other long-term liabilities	180	199
Long-term debt	8,190	8,937
Total liabilities	20,491	17,463
Commitments and contingencies (see Note 13)
Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,766,460 and 63,584,444, respectively	—	—
Treasury stock, 23,618,459 and 22,518,391 shares, respectively	(26,664)	(24,290)
Additional paid-in capital	6,278	6,159
Retained earnings	24,640	24,453
Accumulated other comprehensive loss	(252)	(144)
Total stockholders' equity	4,002	6,178
Total liabilities and stockholders' equity	$24,493	$23,641

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Agency revenues	$2,301	$1,328	$3,751	$2,045
Merchant revenues	1,749	661	2,799	1,034
Advertising and other revenues	244	171	439	222
Total revenues	4,294	2,160	6,989	3,301
Operating expenses:
Marketing expenses	1,737	988	2,884	1,449
Sales and other expenses	465	206	804	318
Personnel, including stock-based compensation of $108, $90, $201 and $199, respectively	635	686	1,231	1,238
General and administrative	207	134	365	253
Information technology	137	93	271	180
Depreciation and amortization	107	108	218	221
Restructuring, disposal, and other exit costs	6	1	42	9
Total operating expenses	3,294	2,216	5,815	3,668
Operating income (loss)	1,000	(56)	1,174	(367)
Interest expense	(76)	(81)	(144)	(179)
Other income (expense), net	220	96	(735)	227
Income (loss) before income taxes	1,144	(41)	295	(319)
Income tax expense (benefit)	287	126	138	(97)
Net income (loss)	$857	$(167)	$157	$(222)
Net income (loss) applicable to common stockholders per basic common share	$21.15	$(4.08)	$3.86	$(5.42)
Weighted-average number of basic common shares outstanding (in 000's)	40,512	41,054	40,715	41,014
Net income (loss) applicable to common stockholders per diluted common share	$21.07	$(4.08)	$3.84	$(5.42)
Weighted-average number of diluted common shares outstanding (in 000's)	40,665	41,054	40,927	41,014

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$857	$(167)	$157	$(222)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(70)	8	(108)	(22)
Losses on cash flow hedges	—	11	—	—
Net unrealized gains on available-for-sale securities	1	98	—	97
Total other comprehensive (loss) income, net of tax	(69)	117	(108)	75
Comprehensive income (loss)	$788	$(50)	$49	$(147)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, March 31, 2022	63,759	$—	(23,005)	$(25,390)	$6,163	$23,783	$(183)	$4,373
Net income	—	—	—	—	—	857	—	857
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(70)	(70)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	1	1
Exercise of stock options and vesting of restricted stock units and performance share units	7	—	—	—	2	—	—	2
Repurchase of common stock	—	—	(613)	(1,274)	—	—	—	(1,274)
Stock-based compensation and other stock-based payments	—	—	—	—	113	—	—	113
Balance, June 30, 2022	63,766	$—	(23,618)	$(26,664)	$6,278	$24,640	$(252)	$4,002

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2021	63,584	$—	(22,518)	$(24,290)	$6,159	$24,453	$(144)	$6,178
Cumulative effect of adoption of accounting standards update	—	—	—	—	(96)	30	—	(66)
Net income	—	—	—	—	—	157	—	157
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(108)	(108)
Exercise of stock options and vesting of restricted stock units and performance share units	182	—	—	—	5	—	—	5
Repurchase of common stock	—	—	(1,100)	(2,374)	—	—	—	(2,374)
Stock-based compensation and other stock-based payments	—	—	—	—	210	—	—	210
Balance, June 30, 2022	63,766	$—	(23,618)	$(26,664)	$6,278	$24,640	$(252)	$4,002

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, March 31, 2021	63,562	$—	(22,511)	$(24,274)	$5,965	$23,233	$(160)	$4,764
Net loss	—	—	—	—	—	(167)	—	(167)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	8	8
Losses on cash flow hedges, net of tax	—	—	—	—	—	—	11	11
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	98	98
Exercise of stock options and vesting of restricted stock units and performance share units	13	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(4)	(9)	—	—	—	(9)
Stock-based compensation and other stock-based payments	—	—	—	—	96	—	—	96
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(5)	—	—	(5)
Balance, June 30, 2021	63,575	$—	(22,515)	$(24,283)	$6,059	$23,066	$(43)	$4,799

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893
Net loss	—	—	—	—	—	(222)	—	(222)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(22)	(22)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	97	97
Exercise of stock options and vesting of restricted stock units and performance share units	169	—	—	—	4	—	—	4
Repurchase of common stock	—	—	(68)	(155)	—	—	—	(155)
Stock-based compensation and other stock-based payments	—	—	—	—	209	—	—	209
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(5)	—	—	(5)
Balance, June 30, 2021	63,575	$—	(22,515)	$(24,283)	$6,059	$23,066	$(43)	$4,799

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$157	$(222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	218	221
Provision for expected credit losses and chargebacks	113	37
Deferred income tax benefit	(165)	(120)
Net losses (gains) on equity securities	806	(427)
Stock-based compensation expense and other stock-based payments	201	204
Operating lease amortization	81	91
Unrealized foreign currency transaction gains related to Euro-denominated debt	(68)	(54)
Loss on early extinguishment of debt	—	242
Other	40	47
Changes in assets and liabilities:
Accounts receivable	(1,116)	(820)
Prepaid expenses and other current assets	(181)	(173)
Deferred merchant bookings and other current liabilities	4,861	1,973
Long-term assets and liabilities	(568)	(54)
Net cash provided by operating activities	4,379	945
INVESTING ACTIVITIES:
Purchase of investments	(12)	(15)
Additions to property and equipment	(195)	(124)
Other investing activities	(36)	3
Net cash used in investing activities	(243)	(136)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	2,015
Payments on maturity and redemption of debt	(1,102)	(1,982)
Payments for repurchase of common stock	(2,288)	(150)
Other financing activities	13	(21)
Net cash used in financing activities	(3,377)	(138)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(44)	(1)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	715	670
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	11,152	10,582
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$11,867	$11,252
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 18)	$337	$406
Cash paid during the period for interest	$145	$164

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

Impact of COVID-19

In response to the outbreak of COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, governments and businesses around the world have implemented a variety of restrictive measures to reduce the spread of COVID-19. These measures have had a significant adverse effect on many of the customers on whom the Company's business relies, including hotels and other accommodation providers, airlines, and restaurants, as well as the Company's operations, employees, and consumers. The COVID-19 pandemic and the resulting implementation of restrictive measures resulted in a significant decline in travel activities and consumer demand for related services, in 2020 in particular. The Company's financial results and prospects are almost entirely dependent on the sale of travel-related services. The spread of new variants of COVID-19 has caused uncertainty as to when restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be permanent changes to travel behavior patterns, and the timing of distribution and administration of COVID-19 vaccines and other medical interventions globally. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

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

Recent Accounting Pronouncements

Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

On January 1, 2022, the Company adopted the new accounting standards update relating to convertible instruments and contracts in an entity's own equity. Compared to legacy U.S. GAAP, the accounting standards update reduces the number of accounting models for convertible debt instruments, requires fewer embedded conversion features to be separately recognized from the host contract, and amends certain guidance to reduce form-over-substance-based accounting conclusions. Under the updated guidance, upon the initial recognition of convertible debt, the Company presents the entire amount attributable to the debt as a liability. The initial carrying amount of the convertible debt liability is reduced by any direct and incremental issuance costs paid to third parties that are associated with the convertible debt issuance. No amount attributable to the debt is initially recognized within equity unless the instrument is issued at a substantial premium. In calculating diluted earnings per share, the accounting standards update also requires the use of the if-converted method for the Company's convertible debt.

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

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the Financial Accounting Standards Board issued an accounting standards update with guidance on the fair value measurement of equity securities subject to contractual sale restrictions. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The update also requires certain additional disclosures for equity securities subject to contractual sale restrictions. The amendments in this update are effective for the Company from January 1, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting the accounting standards update.

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

		Outside of the U.S.
	United States	The Netherlands	Other	Total
Total revenues for the three months ended June 30,
2022	$594	$3,340	$360	$4,294
2021	$393	$1,601	$166	$2,160

Total revenues for the six months ended June 30,
2022	$1,069	$5,309	$611	$6,989
2021	$590	$2,412	$299	$3,301

Revenue by Type of Service

Approximately 88% and 87% of the Company's revenues for the three and six months ended June 30, 2022, respectively, and 83% and 84% of the Company's revenues for the three and six months ended June 30, 2021, respectively, relate to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Deferred Merchant Bookings

Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to travel service providers as well as the Company's estimated future revenue for its commission or margin and fees. The amounts are subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date.

Incentive Programs

The Company provides various incentive programs such as referral bonuses, rebates, credits, and discounts. In addition, the Company offers loyalty programs, such as OpenTable's loyalty program, where participating consumers may be awarded loyalty points on current transactions that can be redeemed in the future. The estimated value of the incentives granted and the loyalty points expected to be redeemed is generally recognized as a reduction of revenue at the time they are granted. At June 30, 2022 and December 31, 2021, liabilities of $91 million and $58 million, respectively, for incentives granted and $12 million and $13 million, respectively, for the loyalty programs, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

3.    STOCK-BASED COMPENSATION

The Company maintains equity incentive plans that include broad-based grants of restricted stock units, performance share units granted to officers and certain other employees, and stock options granted to certain employees.

Restricted stock units and performance share units granted by the Company during the three and six months ended June 30, 2022 had an aggregate grant-date fair value of $13 million and $463 million, respectively. Restricted stock units and performance share units that vested during the three and six months ended June 30, 2022 had an aggregate fair value at vesting of $12 million and $375 million, respectively. At June 30, 2022, there was $725 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.1 years, and $14 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 0.7 year.

The following table summarizes the activity in restricted stock units for employees and non-employee directors during the six months ended June 30, 2022:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2021	281,924	$1,914

Granted	167,102	$2,103
Vested	(134,626)	$1,778
Forfeited	(22,419)	$2,056
Unvested at June 30, 2022	291,981	$2,074

During the six months ended June 30, 2021, the Company modified the performance-based awards granted in 2018 and 2019 to its executive officers, to fix the number of shares to be issued, subject to other vesting conditions. The modification, in aggregate, resulted in additional stock-based compensation expense of $40 million, which was recognized over the remaining requisite service periods for the performance-based awards.

The following table summarizes the activity in performance share units for employees during the six months ended June 30, 2022:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2021 (1)	108,323	$2,123

Granted (2),(3)	50,443	$2,210
Vested	(44,276)	$1,859
Performance shares adjustment (4)	34,271	$2,389
Forfeited	(1,521)	$2,413
Unvested at June 30, 2022	147,240	$2,293
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
(2)     Excludes 9,692 performance share units awarded during the six months ended June 30, 2022 for which the grant date under ASC 718 has not been established as of June 30, 2022.
(3)     Includes 7,856 performance share units awarded during the year ended December 31, 2021 for which the grant date under ASC 718 was established.
(4)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

The following table summarizes the activity in stock options during the six months ended June 30, 2022:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2021	135,851	$1,407	$135	8.3
Exercised	(3,813)	$1,359
Forfeited	(3,885)	$1,411
Balance, June 30, 2022	128,153	$1,408	$44	7.7
Exercisable at June 30, 2022	2,117	$1,258	$1	0.7

4.    NET INCOME (LOSS) PER SHARE

The Company computes basic net income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period. Only dilutive common equivalent shares that decrease the net income per share or increase the net loss per share are included in the computation of diluted net income (loss) per share.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average number of basic common shares outstanding	40,512	41,054	40,715	41,014
Weighted-average dilutive stock options, restricted stock units and performance share units	111	—	168	—
Assumed conversion of convertible senior notes	42	—	44	—
Weighted-average number of diluted common and common equivalent shares outstanding	40,665	41,054	40,927	41,014

For the three and six months ended June 30, 2022, 645 and 323 potential common shares, respectively, and for the three and six months ended June 30, 2021, 301,950 and 352,790 potential common shares, respectively, related to stock options, restricted stock units, performance share units, and convertible senior notes, as applicable, were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the respective period.

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type at June 30, 2022 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities	$25	$—	$—	$25

Long-term investments:
Equity securities of private companies	$78	$259	$(184)	$153
Equity securities with readily determinable fair values	1,165	1,543	(480)	2,228
Total	$1,243	$1,802	$(664)	$2,381

The following table summarizes the Company's investments by major security type at December 31, 2021 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities	$25	$—	$—	$25

Long-term investments:
Equity securities of private companies	$66	$259	$—	$325
Equity securities with readily determinable fair values	1,165	1,990	(305)	2,850
Total	$1,231	$2,249	$(305)	$3,175

Short-term investments in debt securities are included in "Other current assets" in the Consolidated Balance Sheets.

Equity securities with readily determinable fair values include the Company's investments in Meituan, DiDi Global Inc. ("DiDi"), and Grab Holdings Limited ("Grab") with fair values of $2.0 billion, $116 million, and $107 million, respectively, at June 30, 2022 and $2.3 billion, $195 million, and $301 million, respectively, at December 31, 2021, which are included in "Long-term investments" in the Consolidated Balance Sheets.

Net unrealized gains (losses) related to these investments for the three and six months ended June 30, 2022 and 2021 were as follow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Meituan (1)	$393	$234	$(335)	$263
DiDi (1)	18	155	(79)	155
Grab (2)	(41)	126	(194)	126
(1)    Included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.
(2)    Net unrealized losses for the three and six months ended June 30, 2022 are included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations and net unrealized gains for the three and six months ended June 30, 2021 are included in Net unrealized gains on available-for-sale securities in the Unaudited Consolidated Statements of Comprehensive Income (Loss).

In June 2022, DiDi delisted its American Depository Shares ("ADSs") from the New York Stock Exchange. The shares are currently trading in the over-the-counter market with trade prices publicly reported by OTC Markets Group Inc. As of August 2, 2022, the market prices of DiDi's ADSs and Meituan's shares decreased by 11% and 9%, respectively, as compared to their respective market prices on June 30, 2022.

Investments in equity securities without readily determinable fair values are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. The Company's investment in equity securities of private companies at June 30, 2022 and December 31, 2021, includes the $51 million originally invested in Yanolja Co., Ltd. ("Yanolja"). The investment had a carrying value of $306 million as of December 31, 2021. Considering the recent significant adverse changes in the market valuations of companies in the travel and technology industries, the Company evaluated its investment in Yanolja for impairment and recognized an impairment charge of $184 million during the three months ended June 30, 2022, resulting in an adjusted carrying value of $122 million at June 30, 2022 (see Note 6).

6.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,850	$—	$—	$10,850
Time deposits and certificates of deposit	77	—	—	77
Short-term investments:
Debt securities	—	25	—	25
Long-term investments:
Equity securities	2,228	—	—	2,228
Derivatives:
Foreign currency exchange derivatives	—	11	—	11
Total assets at fair value	$13,155	$36	$—	$13,191

LIABILITIES:
Foreign currency exchange derivatives	$—	$24	$—	$24

Nonrecurring fair value measurements
Investment in equity securities of a private company (1)	$—	$—	$122	$122
Total nonrecurring fair value measurements	$—	$—	$122	$122
(1)    At June 30, 2022, the investment in Yanolja was written down to its estimated fair value of $122 million, resulting in an impairment charge of $184 million (see Note 5).

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

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
(2)    During the year ended December 31, 2021, the Company recorded upward adjustments to its investments in equity securities of private companies, including Yanolja, based on observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Rollforward of Level 3 Recurring Fair Value Measurements

The following table summarizes the fair value adjustments for debt securities measured using significant unobservable inputs (level 3) (in millions):

For the Six Months Ended June 30, 2021
Balance, beginning of year	$200
Unrealized gains included in other comprehensive (loss) income (1)	126
Balance, end of period	$326
(1)    Included in Net unrealized gains on available-for-sale securities in the Unaudited Consolidated Statements of Comprehensive Income (Loss).

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

Investments in private companies measured using Level 3 inputs

The Company's investments measured using Level 3 inputs primarily consist of investments in privately-held companies that are classified as equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company uses valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. When a recent financing transaction occurs and represents fair value, the Company also uses the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company's own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction as well as any more recent observed transactions in the instruments issued by the investee company.

In July 2021, Yanolja announced a new round of funding which was completed in October 2021 along with certain other transactions. As a result of these observable transactions, the Company increased the carrying value of its investment in Yanolja to $306 million as of December 31, 2021. Considering the recent significant adverse changes in the market valuations of companies in the travel and technology industries, the Company evaluated its investment in Yanolja for impairment and recognized an impairment charge of $184 million during the three months ended June 30, 2022, resulting in an adjusted carrying value of $122 million at June 30, 2022. As discussed below, the Company used unobservable inputs to determine fair value. The Company used a combination of the market approach and the income approach in estimating the fair value of its investment in Yanolja as of June 30, 2022. The market approach estimates value using prices and other relevant information generated by market transactions involving identical or comparable companies. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include, for the market approach, percentage decrease in the calibrated EBITDA multiple (36%) and for the income approach, the weighted average cost of capital (10%-14%) and terminal EBITDA multiple (14x-16x). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where the Company is a minority shareholder and has access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the valuation which may result in a need to recognize an additional impairment charge that could have a material adverse effect on the Company's results of operations.

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

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations which it mitigates by following established risk management policies and procedures, including the use of derivatives. The Company enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates primarily on its transactional balances denominated in currencies other than the functional currency and does not use derivatives for trading or speculative purposes. As of June 30, 2022 and December 31, 2021, the Company did not designate any foreign currency exchange derivatives as hedges for accounting purposes.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at June 30, 2022 and December 31, 2021 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	June 30, 2022	December 31, 2021
Estimated fair value of derivative assets	$11	$5
Estimated fair value of derivative liabilities	$24	$11

Notional amount:
Foreign currency purchases	$1,338	$840
Foreign currency sales	$2,076	$1,857

The Company recorded losses of $40 million and $56 million for the three and six months ended June 30, 2022, respectively, in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations, related to foreign currency exchange derivatives.

Other Financial Assets and Liabilities

At June 30, 2022 and December 31, 2021, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits, and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 includes receivables from customers of $1.6 billion and $1.1 billion, respectively, and receivables from payment processors and networks of $651 million and $343 million, respectively. The remaining balance principally relates to receivables from marketing affiliates. The Company’s receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $48 million and $67 million included in "Prepaid expenses, net" and $5 million and $18 million included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively. The amounts mentioned above are stated on gross basis, before deducting the allowance for expected credit losses.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Six Months Ended June 30,
	2022	2021
Balance, beginning of year	$101	$166
Provision charged to expense	59	11
Write-offs and adjustments	(52)	(82)
Foreign currency translation adjustments	(6)	(3)
Balance, end of period	$102	$92

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

	Six Months Ended June 30,
	2022	2021
Balance, beginning of year	$47	$55
Provision charged to expense	(8)	1
Write-offs and adjustments	(4)	(2)
Balance, end of period	$35	$54

8.    INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2022 and December 31, 2021 consist of the following (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,369	$(610)	$759	$1,407	$(591)	$816	3 - 20 years
Technology	294	(168)	126	297	(151)	146	2 - 7 years
Internet domain names	37	(34)	3	41	(36)	5	5 - 20 years
Trade names	1,800	(763)	1,037	1,814	(724)	1,090	4 - 20 years
Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,502	$(1,577)	$1,925	$3,561	$(1,504)	$2,057

Intangible assets are amortized on a straight-line basis. Amortization expense was $56 million and $112 million for the three and six months ended June 30, 2022, respectively, and $41 million and $82 million for the three and six months ended June 30, 2021, respectively.

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable, KAYAK, and Getaroom. The purchase price allocation for the acquisition of Getaroom has not been completed at June 30, 2022 (see Note 14).

The balance of goodwill as of June 30, 2022 and December 31, 2021 is net of cumulative impairment charges of $2.0 billion.

9.    DEBT

Revolving Credit Facility

In August 2019, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling, and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases, and debt repayments. At June 30, 2022 and December 31, 2021, there were no borrowings outstanding and $9 million and $4 million, respectively, of letters of credit issued under this revolving credit facility.

The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow thereunder. A 2020 amendment to the credit facility increased the permitted maximum leverage ratio through and including the three months ending March 31, 2023. Under the amendment, the Company may not declare or make any cash distribution or repurchase any of its shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless it is in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or the Company has the ability to terminate this restriction earlier if it demonstrates compliance with the original maximum leverage ratio covenant in the revolving credit facility.

Outstanding Debt

Outstanding debt at June 30, 2022 consists of the following (in millions):

June 30, 2022	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
2.15% (€750 Million) Senior Notes due November 2022	$784	$—	$784
2.75% Senior Notes due March 2023	500	(1)	499
Total current liabilities	$1,284	$(1)	$1,283

Long-term debt:
2.375% (€1 Billion) Senior Notes due September 2024	$1,045	$(3)	$1,042
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	993	(4)	989
0.75% Convertible Senior Notes due May 2025	863	(11)	852
3.6% Senior Notes due June 2026	1,000	(3)	997
1.8% (€1 Billion) Senior Notes due March 2027	1,045	(3)	1,042
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	784	(4)	780
4.625% Senior Notes due April 2030	1,500	(9)	1,491
Total long-term debt	$8,230	$(40)	$8,190

Outstanding debt at December 31, 2021 consists of the following (in millions):

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.8% (€1 Billion) Senior Notes due March 2022	$1,137	$—	$1,137
2.15% (€750 Million) Senior Notes due November 2022	853	(1)	852
Total current liabilities	$1,990	$(1)	$1,989

Long-term debt:
2.75% Senior Notes due March 2023	$500	$(1)	$499
2.375% (€1 Billion) Senior Notes due September 2024	1,137	(5)	1,132
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,080	(4)	1,076
0.75% Convertible Senior Notes due May 2025	863	(99)	764
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 Billion) Senior Notes due March 2027	1,137	(3)	1,134
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	853	(5)	848
4.625% Senior Notes due April 2030	1,500	(9)	1,491
Total long-term debt	$9,070	$(133)	$8,937

Fair Value of Debt

At June 30, 2022 and December 31, 2021, the estimated fair value of the outstanding debt was approximately $9.5 billion and $12.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt approximates the outstanding principal amount at June 30, 2022. The estimated fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2021 primarily relates to the conversion premium on the convertible senior notes due in May 2025 and the outstanding senior notes due in April 2030.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to this offering. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended June 30, 2022 and December 31, 2021, the contingent conversion thresholds on the May 2025 Notes were not exceeded and therefore the notes were not convertible. At June 30, 2022 and December 31, 2021, the estimated fair value of the May 2025 Notes was $1.0 billion and $1.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6).

On January 1, 2022, the Company adopted the new accounting standards update relating to convertible instruments (see Note 1). The following table summarizes the interest expense and weighted-average effective interest rates related to the convertible senior notes (in millions, except for interest rates). The remaining period for amortization of debt issuance costs and debt discount, as applicable, is the period until the stated maturity date for the respective debt. The adoption of the new accounting standards update resulted in a decrease of $7 million and $13 million in "Interest expense" and "Income (loss) before income taxes" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest expense	$1	$4	$3	$8
Amortization of debt discount and debt issuance costs	1	10	2	24
Total interest expense	$2	$14	$5	$32

Weighted-average effective interest rate	1.2%	3.5%	1.2%	3.7%

Other Senior Notes

In March 2022, the Company repaid $1.1 billion on the maturity of senior notes with an interest rate of 0.8% and an aggregate principal amount of 1.0 billion Euros.

In March 2021, the Company issued Senior Notes due March 2025 with an interest rate of 0.1% for an aggregate principal amount of 950 million Euros and Senior Notes due March 2028 with an interest rate of 0.5% for an aggregate principal amount of 750 million Euros. The proceeds from the issuance of these senior notes were used to redeem the Senior Notes due April 2025 (the "April 2025 Notes") and the Senior Notes due April 2027 (the "April 2027 Notes").

In April 2021, the Company paid $1.1 billion and $868 million to redeem the April 2025 Notes and the April 2027 Notes, respectively. In addition, the Company paid the applicable accrued and unpaid interest. The Company recorded a loss, before tax, of $242 million, in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2021, on the early extinguishment of these senior notes.

Other senior notes had a total carrying value of $8.6 billion and $10.2 billion at June 30, 2022 and December 31, 2021, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.

The following table summarizes the interest expenses related to other senior notes (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest expense	$56	$60	$114	$138
Amortization of debt discount and debt issuance costs	2	4	5	6
Total interest expense	$58	$64	$119	$144

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the six months ended June 30, 2022 and 2021, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $4.2 billion to $5.6 billion and from $2.5 billion to $2.8 billion, respectively.

10.    TREASURY STOCK

At June 30, 2022 and December 31, 2021, the Company had a total remaining authorization of $8.2 billion and $10.4 billion, respectively, to repurchase its common stock under a program authorized by the Company's Board of Directors in 2019 to repurchase up to $15.0 billion of the Company's common stock. The Company expects to complete repurchases under the authorization in about two years from when the Company resumed repurchases in January 2022, assuming the travel recovery continues and the Company remains in compliance with the maximum leverage ratio covenant then in effect under the credit facility amendment. See Note 9 for a description of the impact of the 2020 credit facility amendment on the Company's ability to repurchase shares. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and six months ended June 30, 2022 and 2021 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	612	$1,271	—	$—	1,026	2,219	—	$—
General authorization for shares withheld on stock award vesting	1	3	4	9	74	155	68	155
Total	613	$1,274	4	$9	1,100	2,374	68	$155

Stock repurchases of $85 million in June 2022 were settled in July 2022. In addition, in July 2022, the Company repurchased approximately $840 million of its common stock.

For the six months ended June 30, 2022 and 2021, the Company remitted employee withholding taxes of $154 million and $150 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

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

The Company's effective tax rates for the three and six months ended June 30, 2022 were 25.1% and 46.8%, respectively, compared to (311.7)% and 30.3% for the three and six months ended June 30, 2021, respectively. The Company's 2022 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, valuation allowance related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). The Company's 2021 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses.

The Company incurred a pre-tax loss and recorded an income tax provision during the three months ended June 30, 2021, which resulted in a negative effective tax rate. The difference in the Company's effective tax rate for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily due to a decrease in the benefit of the Netherlands Innovation Box Tax, higher U.S. Federal and state tax associated with the Company's international earnings, and higher discrete tax expenses, partially offset by lower international tax rates and certain lower non-deductible expenses.

The Company's effective tax rate for the six months ended June 30, 2022 was higher than the six months ended June 30, 2021, primarily due to valuation allowance related to certain unrealized losses on equity securities, a decrease in the benefit of the Netherlands Innovation Box Tax, and higher U.S. Federal and state tax associated with the Company's international earnings, partially offset by lower international tax rates and certain lower non-deductible expenses.

During the three and six months ended June 30, 2022 and 2021, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of Booking.com's earnings during the three and six months ended June 30, 2022 and 2021 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at June 30, 2022 and December 31, 2021 was $113 million and $120 million, respectively. The unrecognized tax benefits, if recognized, would impact the effective tax rate. As of June 30, 2022 and December 31, 2021, total gross interest and penalties accrued was $28 million and $30 million, respectively. The majority of these unrecognized tax benefits are included in "Other long-term liabilities" and "Other assets, net" in the Consolidated Balance Sheets. A significant portion of the unrecognized tax benefits relate to Booking.com’s French tax assessments. While the timing of resolution of these tax assessments through litigation, settlement, or administrative appeals is uncertain, it is reasonably possible that there could be developments over the next 12 months that would result in a significant change to the balance of the gross unrecognized tax benefits.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three and six months ended June 30, 2022 and 2021 (in millions):

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended June 30, 2022
Balance, March 31, 2022	$(411)	$74	$208	$(55)	$(184)	$—	$—	$—	$2	$(1)	$1	$(183)

Other comprehensive (loss) income ("OCI") before reclassifications	(306)	38	262	(64)	(70)	—	—	—	1	—	1	(69)
OCI for the period	(306)	38	262	(64)	(70)	—	—	—	1	—	1	(69)
Balance, June 30, 2022	$(717)	$112	$470	$(119)	$(254)	$—	$—	$—	$3	$(1)	$2	$(252)

Six Months Ended June 30, 2022
Balance, December 31, 2021	$(276)	$67	$91	$(28)	$(146)	$—	$—	$—	$3	$(1)	$2	$(144)

OCI before reclassifications	(441)	45	379	(91)	(108)	—	—	—	—	—	—	(108)
OCI for the period	(441)	45	379	(91)	(108)	—	—	—	—	—	—	(108)
Balance, June 30, 2022	$(717)	$112	$470	$(119)	$(254)	$—	$—	$—	$3	$(1)	$2	$(252)

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended June 30, 2021
Balance, March 31, 2021	$(106)	$51	$(75)	$11	$(119)	$(15)	$4	$(11)	$2	$(32)	$(30)	$(160)

Other comprehensive (loss) income ("OCI") before reclassifications	24	(1)	(20)	5	8	—	—	—	128	(30)	98	106
Amounts reclassified to net income (1)	—	—	—	—	—	15	(4)	11	—	—	—	11
OCI for the period	24	(1)	(20)	5	8	15	(4)	11	128	(30)	98	117
Balance, June 30, 2021	$(82)	$50	$(95)	$16	$(111)	$—	$—	$—	$130	$(62)	$68	$(43)

Six Months Ended June 30, 2021
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$—	$—	$—	$3	$(32)	$(29)	$(118)

OCI before reclassifications	(93)	3	89	(21)	(22)	(15)	4	(11)	127	(30)	97	64
Amounts reclassified to net income (1)	—	—	—	—	—	15	(4)	11	—	—	—	11
OCI for the period	(93)	3	89	(21)	(22)	—	—	—	127	(30)	97	75
Balance, June 30, 2021	$(82)	$50	$(95)	$16	$(111)	$—	$—	$—	$130	$(62)	$68	$(43)
(1)    Relates to the reverse treasury lock agreements with an aggregate notional amount of $1.8 billion entered in March 2021 to hedge the risk of changes in the cash flows related to the planned redemption, in April 2021, of the Senior Notes due April 2025 and the Senior Notes due April 2027. The agreements were designated as cash flow hedges and settled in April 2021. The reclassified losses, before tax, are included in "Other income (expense), net" and the related reclassified tax benefits are included in "Income tax expense (benefit)" in the Unaudited Consolidated Statements of Operations.

(2)    Net investment hedges balance at June 30, 2022 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
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

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues, or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations have resulted in fines and the Company could incur additional fines in the future. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows, or financial condition.

The Company is and has been involved in investigations or inquiries by NCAs or other governmental authorities involving consumer protection matters, including in the United Kingdom and the European Union. The Company has previously made certain voluntary commitments to competition authorities to resolve investigations or inquiries that have included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. In the future, it is possible new jurisdictions could engage the Company in discussions to implement changes to its business in those countries. The Company is unable to predict what, if any, effect any future similar commitments will have on its business, industry practices or online commerce more generally. To the extent that any other investigations or inquiries result in additional commitments, fines, damages or other remedies, the Company's business, financial condition, and results of operations could be harmed.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation, or issues could result in private litigation and the Company is currently involved in such litigation. More immediate results could include, among other things, the imposition of fines, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012, 2013 through 2015, and 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($372 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($73 million), including interest and penalties, for the 2013 tax year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($41 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the

Netherlands. In December 2021, the French tax authorities issued assessments on Booking.com’s French subsidiary totaling 78 million Euros ($81 million), including interest and penalties, for the tax years 2016 through 2018 asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($372 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. On February 8, 2022, the French Tax Court issued a decision in favor of Booking.com’s French subsidiary regarding the assessments of 3 million Euros ($3 million) for the tax years 2011 and 2012. In April 2022, the French tax authorities refunded the 3 million Euros ($3 million) deposit related to those assessments, plus interest, and filed their notice of appeal of the decision. In October 2020, the Company initiated court proceedings with respect to the 2003-2012 permanent establishment assessments. That case is still pending in the French Tax Court. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments, during the three months ended September 30, 2020, the Company contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an expense for unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in the Company's case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, the Company currently estimates that the reasonably possible loss related to VAT is approximately 20 million Euros ($21 million).

In December 2018 and December 2019, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($50 million) for the 2013 tax year and 58 million Euros ($61 million) for the 2014 tax year asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a Mutual Agreement Procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and Booking.com has submitted a request that the 2014 tax year be added to the MAP. Based on the possibility of the 2013 and 2014 Italian assessments being settled through the MAP process, and, after considering potential resolution amounts, a net expense for unrecognized tax benefit of 4 million Euros ($5 million) was recorded during the three months ended September 30, 2020. In March 2021, the Italian authorities issued assessments on Booking.com's Italian subsidiary for approximately 31 million Euros ($33 million) for the 2015 tax year, again asserting that its transfer pricing policies were inadequate. Based on the Company's expectation that the Italian assessments for 2013, 2014, 2015 and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, an additional net expense for unrecognized tax benefit of 13 million Euros ($16 million) was recorded during the three months ended March 31, 2021. In August 2021, the Italian tax authorities issued a transfer pricing assessment on Booking.com's Italian subsidiary for approximately 114 million Euros ($119 million) for the periods 2016-2018. The Company has requested that the 2016-2018 assessments be added to the MAP. Because the unrecognized tax benefit recorded during the three months ended March 31, 2021 already reflected consideration of potential resolution amounts for Italian transfer pricing assessments for all open tax years, including 2016-2018, no additional unrecognized tax benefit has been recorded for the 2016-2018 assessments. In December 2019, the Company made a partial prepayment of 10 million Euros ($10 million) of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. A total of 5 million Euros ($6 million) of the net expense for unrecognized tax benefit recorded during the year ended December 31, 2021 and 2020 has been included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. Similarly, during the six months ended June 30, 2022 the Company made deposits totaling 64 million Euros ($67 million) for the 2014 through 2018 assessments. The payments are included in "Other assets, net" in the Consolidated Balance Sheet at June 30, 2022.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report for the 2013 through 2019 Italian VAT audit. While the Tax Audit Report does not constitute a formal tax assessment, it recommends that an assessment of 154 million Euros ($161 million), plus interest and penalties, should be made on Booking.com BV for VAT related to commissions charged to certain Italian accommodation providers. The Company believes that Booking.com has been, and continues to be, in compliance with Italian and EU VAT laws and the Company has not recorded any liability in connection with the Tax Audit Report. It is unclear what further actions, if any, the Italian authorities will take with respect to the VAT audit for the periods 2013 through 2019. Such actions could include closing the investigation, assessing Booking.com additional taxes and/or imposing interest, fines, penalties, or criminal proceedings.

In 2018 and 2019, Turkish tax authorities asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2018 for approximately 835 million Turkish Lira ($50 million), which includes interest and penalties through June 30, 2022. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments in court. The Company has not recorded a liability in connection with these assessments. In December 2021, the Company paid approximately 118 million Turkish Lira ($7 million) of the assessments in order to preserve its right to contest a portion of the assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, does not constitute an admission that the Company owes the taxes and will be refunded to the Company to the extent the Company prevails.

The Company is also involved in other tax-related audits, investigations, or litigation relating to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), and other taxes. Any taxes or assessments in excess of the Company's tax provisions, including the resolution of any tax proceedings or litigation, could have a material adverse impact on the Company's results of operations, cash flows, and financial condition.

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company. The Company intends to pursue a number of defenses in the subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in the subsequent proceedings. As a result, as of June 30, 2022, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF's claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of June 30, 2022, the maximum loss, not including any potential interest or penalties, would be approximately 313 million Euros ($328 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after June 30, 2022.

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

Building Construction

As of June 30, 2022, the Company had a remaining obligation of 5 million Euros ($5 million) related to the turnkey agreement for the construction of Booking.com's future headquarters in the Netherlands, which will be paid through 2022, when the Company anticipates construction will be complete. In addition to the turnkey agreement, the Company has a remaining obligation at June 30, 2022 to pay 67 million Euros ($70 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space. At June 30, 2022, the Company had 16 million Euros ($17 million) of outstanding commitments to vendors to fit out and furnish the office space.

Other Contractual Obligations

The Company had $812 million and $511 million of standby letters of credit and bank guarantees issued on behalf of the Company as of June 30, 2022 and December 31, 2021, respectively, including those issued under the revolving credit facility. These are obtained primarily for regulatory purposes. See Note 9 for information related to letters of credit issued under the revolving credit facility.

14.    ACQUISITIONS

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.7 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals.

In December 2021, the Company acquired all of the outstanding stock of Getaroom, a business-to-business ("B2B") distributor of hotel rooms, in a cash transaction for $1.3 billion ($1.2 billion, net of cash acquired).

The accounting for the Getaroom acquisition is based on provisional amounts as the allocation of the consideration transferred was not complete for accounting purposes as of June 30, 2022. The following table summarizes the preliminary allocation of the consideration transferred. The amounts allocated to goodwill, intangibles and certain assets and liabilities, and the estimated useful lives of certain assets (and the related amortization expense) are subject to change as the Company continues to identify and measure the assets acquired, liabilities assumed and consideration transferred and evaluate the preliminary valuation and underlying inputs and assumptions.

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

15.    RESTRUCTURING, DISPOSAL, AND OTHER EXIT COSTS

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 1), during the year ended December 31, 2020, the Company took actions at all its brands to reduce the size of its workforce to optimize efficiency and reduce costs. During the three and six months ended June 30, 2021, the Company recorded restructuring expenses of $1 million and $9 million, respectively, in "Restructuring, disposal, and other exit costs" in the Unaudited Consolidated Statements of Operations.

In February 2022, the Company entered into an agreement to transfer certain customer service operations of Booking.com to Majorel Group Luxembourg S.A. ("Majorel"). As of March 31, 2022, the assets expected to be transferred to Majorel, with the related liabilities, were classified as held for sale and were stated at the lower of their carrying value and fair value less costs to sell. The transaction was completed during the three months ended June 30, 2022, resulting in losses recorded in "Restructuring, disposal, and other exit costs" in the Unaudited Consolidated Statements of Operations of $6 million and $42 million during the three and six months ended June 30, 2022, respectively.

16.     GOVERNMENT GRANTS AND OTHER ASSISTANCE

Certain governments passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company participated in several of these programs and recognized, in the aggregate, government grants and other assistance benefits of $131 million, principally recorded as a reduction of "Personnel" expense in the Consolidated Statement of Operations for the respective periods. As of March 31, 2021, the Company had a receivable of $28 million for payments expected to be received for the programs where it had met the qualifying requirements. In June 2021, in light of the improving booking trends in certain countries, the Company announced its intention to voluntarily return assistance received through various government aid programs and completed the repayments by December 31, 2021. For the three and six months ended June 30, 2021, the Company recorded expenses of $137 million in the Unaudited Consolidated Statements of Operations, principally in "Personnel" expense, to reflect the return of such assistance. The previously recorded receivable for payments expected to be received was also written off in June 2021.

17.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Interest and dividend income	$24	$4	$27	$8
Net gains (losses) on equity securities (1)	181	391	(806)	427
Foreign currency transaction gains (losses) (2)	16	(41)	46	47
Loss on early extinguishment of debt (3)	—	(242)	—	(242)
Other (4)	(1)	(16)	(2)	(13)
Other income (expense), net	$220	$96	$(735)	$227
(1)    See Note 5 for additional information related to the net gains (losses) on equity securities and Note 6 for additional information related to the impairment of an investment in equity securities.
(2)    Foreign currency transaction gains (losses) include gains of $38 million and losses of $37 million for the three months ended June 30, 2022 and 2021, respectively, and gains of $68 million and $54 million for the six months ended June 30, 2022 and 2021, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9).
(3)    See Note 9 for additional information related to the loss on early extinguishment of debt.
(4)    The amounts for the three and six months ended June 30, 2021 include losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 12).

18.    OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

Restricted cash and cash equivalents at June 30, 2022 and December 31, 2021 principally relate to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	June 30, 2022	December 31, 2021
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$11,841	$11,127
Restricted cash and cash equivalents (1)	26	25
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$11,867	$11,152
(1)    Included in "Other current assets" in the Consolidated Balance Sheets.
During the six months ended June 30, 2022 and 2021, the Company prepaid Netherlands income taxes of 135 million Euros ($147 million) and 149 million Euros ($175 million), respectively.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $27 million and $24 million for the six months ended June 30, 2022 and 2021, respectively.

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

Trends

The COVID-19 pandemic and the resulting implementation of travel restrictions by governments around the world resulted in a significant decline in travel activities and consumer demand for related services. Accommodation room nights, which include the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in 2020. Since the beginning of the second quarter of 2020 and through 2021, accommodation room night declines versus the comparable period in 2019 have generally improved as government-imposed travel restrictions have eased, vaccines and other medical interventions have become more widespread, and consumer demand for travel has started to rebound. However, there have been periods of worsening trends due to spikes in COVID-19 cases and newly implemented travel restrictions, primarily related to new variants. In the first quarter of 2022, many countries in Europe and some countries in Asia relaxed COVID-19 related travel restrictions, which we believe positively impacted room night trends in those regions in the quarter. For the first quarter of 2022 compared to the first quarter of 2019, room nights were down 9%, an improvement from the 21% room night decline in the fourth quarter of 2021 compared to the fourth quarter of 2019.

In early March 2022 following Russia's invasion of Ukraine, we suspended the booking of travel services in Russia and Belarus. This led to the loss of new bookings from bookers in these countries, although we do not believe this impact to be material at this time. Additionally, we saw some slowdown in booking trends across Europe as travelers took in the news of the invasion. Excluding room nights from bookers in Russia, Ukraine, and Belarus in both the first quarter of 2022 and the first quarter of 2019, our overall room nights were down about 6% for the full first quarter.

For the second quarter of 2022 compared to the second quarter of 2019, room nights were up 16%, an improvement from the 9% room night decline in the first quarter of 2022 compared to the first quarter of 2019. Excluding room nights from bookers in Russia, Ukraine, and Belarus in both the second quarter of 2022 and the second quarter of 2019, our overall room nights were up about 21% for the full second quarter. Within the second quarter of 2022, room night growth improved from 10% in April 2022 to about 22% in May 2022 relative to April 2019 and May 2019, respectively, driven by improving room night trends in all our regions, but primarily in Europe. Room night growth in June 2022 was about 14% relative to June 2019, which was above the growth rate in April 2022 but below the level of growth in May 2022. We saw a moderation in the room night growth rate from June 2022 to July 2022 with room nights growing about 4% versus July 2019, with the moderation in growth relative to June observed across all of our major regions. North America showed the smallest change in growth rate relative to June.

The comparison of room nights in 2021 and 2022 to the comparable period in 2019 avoids the distortion created from comparing to a prior year period that was significantly impacted by the COVID-19 pandemic.

Quarterly Room Nights and Change versus 2019

We have observed an improvement in cancellation rates since the high in April 2020, though we have seen periods of elevated cancellation rates typically coinciding with significant increases in COVID-19 cases and newly imposed travel restrictions. The cancellation rate in the first quarter of 2022 was about in line with the first quarter of 2019 and improved compared to the first quarter of 2021. The cancellation rate in the second quarter of 2022 improved compared to the second quarters of 2019 and 2021. In the first and second quarters of 2022, a higher share of our room nights was booked with flexible cancellation policies, as compared to the first and second quarters of 2019 and 2021, which could result in higher cancellation rates in future quarters.

Because we recognize revenue from bookings when the traveler checks in, our reported revenue is not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expense at the time a booking is made even though that booking could be canceled in the future if it was booked under a flexible cancellation policy. There are many factors in addition to cancellation rates that contribute to marketing efficiency including average daily rates ("ADRs"), costs per click, foreign currency exchange rates, our ability to convert paid traffic to booking customers, the timing and effectiveness of our brand marketing campaigns, and the extent to which consumers come directly to our platforms for bookings. Finally, we may see increased customer service costs during periods with significant increases in cancellation rates, which we have not observed since the second quarter of 2020.

Since the second quarter of 2020, government-imposed travel restrictions have generally limited international travel (travelers booking a stay at a property located outside their own country) more than domestic travel (travelers booking a stay within their own country). We believe the continued easing of government-imposed travel restrictions in many countries throughout the world in the second quarter of 2022 helped drive an increase in the share of room nights booked for international travel versus the second quarter of 2021, however, the share remained below 2019 levels.

We saw an increase in the share of room nights booked on a mobile device and mobile app bookings in the second quarter of 2022 compared to the second quarter of 2019. We saw a decrease in the share of room nights booked on a mobile device in the second quarter of 2022 compared to the second quarter of 2021, due to a year-over-year increase in the share of room nights booked for international travel and a year-over-year expansion of the booking window. Room nights booked on a mobile device generally have a lower mix of international travel and a shorter booking window than room nights booked on a desktop. The share of mobile app bookings in the second quarter of 2022 was slightly above the second quarter of 2021. We continue to see favorable repeat direct booking behavior from consumers in our apps which allow us more opportunities to engage directly with consumers. The revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and have lower accommodation ADRs.

Our global ADRs increased approximately 25%, on a constant currency basis, in the second quarter of 2022 as compared to the second quarter of 2019, due primarily to higher ADRs in Europe and North America as compared to the second quarter of 2019, driven by rate increases across many destination types with notable strength in leisure destinations. In addition, we estimate that our global ADRs in the second quarter of 2022, as compared to the second quarter of 2019, benefited by approximately two percentage points from changes in the geographical mix of our business driven primarily by weaker room night performance in Asia, which is a low ADR region. Our global ADRs increased approximately 12%, on a constant currency basis, in the second quarter of 2022 as compared to the second quarter of 2021. Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time. Those declining ADR trends resulted in and could in the future result in gross bookings growing less than room nights. As the travel market continues to recover from the impact of the COVID-19 pandemic and with some regions experiencing general inflation in prices, we have seen travel industry ADRs generally increasing from pandemic lows in 2020. While our ADRs have continued to increase in the second quarter of 2022 as compared to the second quarter of 2019, it remains highly uncertain what the trend in industry ADRs will look like going forward.

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

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Our marketing expenses, which are substantially variable in nature and are comprised of performance marketing and brand marketing expenses, increased significantly in 2021 from 2020 as a result of the improving demand environment and our own efforts to invest in marketing, but remained below 2019 levels. Total marketing expenses in the first half of 2022 were $2.9 billion, 99% above the first half of 2021 and 13% above the first half of 2019. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services, and affiliate marketing to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising, and other brand marketing.

Marketing efficiency, expressed as marketing expense as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. In the second quarter of 2022, the share of room nights booked by consumers coming directly to our platforms increased as compared to the second quarters of 2021 and 2019, which benefits marketing efficiency.

In recent years, we observed periods of stable or increasing ROIs. In the second quarter of 2022, ROIs increased versus the second quarter of 2019, but were down compared to the second quarter of 2021. We expect volatility in our ROIs as the pandemic continues to affect travel, and that ROIs could be negatively impacted in the future by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and anticipated repeat rates.

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of our most significant brand, Booking.com, due in part to the availability of a large number of properties through Booking.com. Booking.com included over 2.5 million properties on its website at June 30, 2022, consisting of over 400,000 hotels, motels, and resorts and over 2.1 million alternative accommodation properties (including homes, apartments, and other unique places to stay), and representing an increase from approximately 2.4 million properties on its website at June 30, 2021. The year-over-year increase in total properties was driven by an increase in alternative accommodation properties.

The share of Booking.com’s room nights booked for alternative accommodation properties in the second quarter of 2022 was approximately 32%, up versus the second quarter of 2019 and in line with the second quarter of 2021. We have observed an overall longer-term trend of an increasing share of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of alternative accommodation properties available to consumers on Booking.com. We may experience lower profit margins due to certain additional costs, such as increased customer service costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenue as a percentage of gross bookings.

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

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium, and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by online travel companies ("OTCs") with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. In July 2022, the European Parliament and the Council of the European Union adopted the Digital Markets Act ("DMA") and voted to adopt the Digital Services Act ("DSA"), which will likely be formally adopted in September 2022. Both Acts are expected to enter into force in the second half of 2022 and will give regulators more instruments to investigate and regulate digital businesses and impose new rules on certain digital platforms determined to be "gatekeepers" (under the DMA) or online platforms more generally, with separate rules for "Very Large Online Platforms" ("VLOPs") (under the DSA). If regulators were to determine that we are a gatekeeper under the DMA or a VLOP under the DSA, we could be subject to additional rules and regulations not applicable to our competitors and our business could be harmed. Any designation as a "gatekeeper" under the DMA or VLOP under the DSA is not expected to take place until 2023 at the earliest, and any such designation may be subject to a further implementation and review process under the relevant legislation. The requirements for "gatekeepers" and VLOPs are also subject to further interpretation and regulatory engagement, including as to when these requirements would become effective. For more information on these matters and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements. In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes. For example, total revenues from our businesses outside of the U.S. increased by 109% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, but without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 131%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Note 9 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates.

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. We will continue to evaluate the use of derivative instruments in the future. See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts.

Outlook

In July 2022, across all of our major regions we saw a moderation in the room night growth rate relative to June 2022, with room nights growing about 4% versus July 2019. Given the continued uncertainty in the near-term environment, we cannot accurately predict the number of room nights that will be booked in the third quarter of 2022. Following from the above, and assuming room night growth for the third quarter of 2022 remains in line with the levels we saw in July 2022, for the third quarter of 2022 we currently expect:
•the change in gross bookings relative to the third quarter of 2019 will be slightly less than 20 percentage points better than the change in room nights relative to the same period, primarily due to an increase in constant currency accommodation ADRs, partially offset by the negative impact of foreign exchange rate fluctuations, which we expect to be higher than they were in the second quarter of 2022;
•revenues as a percentage of gross bookings will be lower than it was in the third quarter of 2019; and
•operating profit will be slightly higher than the third quarter of 2019, including the negative impact of foreign exchange rate fluctuations.

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

The COVID-19 pandemic has impacted the booking window and seasonality of our business since its onset in 2020. For example, in the second quarter of 2022, we saw a shorter booking window than we saw in the second quarter of 2019, as an increased percentage of bookings were made for travel that was to occur close to the time of booking. However, in the second quarter of 2022, we saw the booking window expand compared to the second quarter of 2021. It is difficult to accurately predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business throughout the duration of the pandemic, and potentially for some time thereafter. As the travel market recovers from the impact of the COVID-19 pandemic, we expect to see periods of gross bookings growth rate acceleration, which will likely result in periods where our operating margins are negatively impacted due to the timing difference of when marketing expense is recorded and when revenue is recognized.

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

Valuation of Investments in Private Companies

See Note 5 to our Unaudited Consolidated Financial Statements for additional information related to the Company's investments in private companies. The fair value of these investments are measured using unobservable inputs when little or no market data is available ("Level 3 inputs"). See Note 6 to our Unaudited Consolidated Financial Statements for additional information.

Our investments measured using Level 3 inputs primarily consist of investments in privately-held companies that are classified as equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. We use valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, we may also use other valuation techniques to supplement this data, including the income approach. When a recent financing transaction occurs and represents fair value, we also use the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company's own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction as well as any more recent observed transactions in the instruments issued by the investee company.

In July 2021, Yanolja announced a new round of funding which was completed in October 2021 along with certain other transactions. As a result of these observable transactions, we increased the carrying value of our investment in Yanolja to $306 million as of December 31, 2021. Considering the recent significant adverse changes in the market valuations of companies in the travel and technology industries, we evaluated our investment in Yanolja for impairment and recognized an impairment charge of $184 million during the three months ended June 30, 2022, resulting in an adjusted carrying value of $122 million at June 30, 2022. As discussed below, we used unobservable inputs to determine fair value. We used a combination of the market approach and the income approach in estimating the fair value of our investment in Yanolja as of June 30, 2022. The market approach estimates value using prices and other relevant information generated by market transactions involving identical or comparable companies. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include, for the market approach, percentage decrease in the calibrated EBITDA multiple (36%) and for the income approach, the weighted average cost of capital (10%-14%) and terminal EBITDA multiple (14x-16x). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital would result in a directionally opposite change in the fair value.

The determination of the fair values of investments where we are a minority shareholder and have access to limited information from the investee reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the valuation which may result in a need to recognize an additional impairment charge that could have a material adverse effect on our results of operations.

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021

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

Room nights, rental car days, and airline tickets reserved through our services for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Room nights	246	157	56.3%	444	257	73.0%
Rental car days	16	13	22.4%	32	23	35.4%
Airline tickets	6	4	31.4%	10	7	46.4%

Room nights, rental car days, and airline tickets reserved through our services increased significantly for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, due primarily to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic has lessened in the first half of 2022 versus the first half of 2021.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our agency and merchant categories for the three and six months ended June 30, 2022 and 2021 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Agency gross bookings	$19,448	$15,290	27.2%	$35,734	$23,994	48.9%
Merchant gross bookings	15,097	6,665	126.5%	26,104	9,897	163.8%
Total gross bookings	$34,545	$21,956	57.3%	$61,838	$33,891	82.5%

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided, while merchant gross bookings are derived from services where we facilitate payments. Agency and merchant gross bookings increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021 due primarily to the continued improvement in travel demand trends. Merchant gross bookings increased more than agency gross bookings due to the expansion of merchant accommodation reservation services at Booking.com.

The year-over-year increase in gross bookings during the three months ended June 30, 2022 was due primarily to the increase in room nights and the increase in accommodation ADRs of approximately 12% on a constant-currency basis, partially offset by the negative impact of foreign exchange rate fluctuations. The year-over-year increase in gross bookings during the six months ended June 30, 2022 was due primarily to the increase in room nights and the increase in accommodation ADRs of approximately 15% on a constant-currency basis, partially offset by the negative impact of foreign exchange rate fluctuations.

Gross bookings resulting from reservations of airline tickets increased year-over-year during the three and six months ended June 30, 2022 due to higher unit growth and ticket price increases. Gross bookings resulting from reservations of rental car days increased year-over-year during the three and six months ended June 30, 2022 due primarily to higher unit growth.

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

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Agency revenues	$2,301	$1,328	73.3%	$3,751	$2,045	83.5%
Merchant revenues	1,749	661	164.8%	2,799	1,034	170.8%
Advertising and other revenues	244	171	41.6%	439	222	96.8%
Total revenues	$4,294	$2,160	98.7%	$6,989	$3,301	111.7%

Agency, merchant, and advertising and other revenues increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, due primarily to the continued improvement in travel demand as the impact of the COVID-19 pandemic lessened in the first half of 2022 versus the first half of 2021. Merchant revenues for the three and six months ended June 30, 2022 increased more than agency revenues due to the expansion of merchant accommodation reservation services at Booking.com. For the six months ended June 30, 2022, advertising and other revenues year-over-year growth benefited from fees for diners seated through OpenTable's online reservation service and subscription fees for restaurant management services, as the program that waived those fees ended in March 2021.

Total revenues as a percentage of gross bookings were 12.4% and 11.3% for the three and six months ended June 30, 2022, an increase from 9.8% and 9.7% for the three and six months ended June 30, 2021. The three and six months ended June 30, 2022 were less negatively impacted from the timing of booking versus travel than the three and six months ended June 30, 2021, due to a year-over-year increase in the portion of gross bookings made in the first half of 2022 that were related to travel in the first half of 2022, which is when we recognized the associated revenue.

Operating Expenses

Marketing Expenses

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Marketing expenses	$1,737	$988	75.8%	$2,884	$1,449	99.0%
% of Total gross bookings	5.0%	4.5%		4.7%	4.3%
% of Total revenues	40.5%	45.8%		41.3%	43.9%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•referrals from meta-search and travel research websites;
•affiliate programs;
•offline and online brand marketing; and
•other performance-based marketing and incentives.

We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. We rely on our marketing channels to generate a significant amount of traffic to our websites. For the three and six months ended June 30, 2022, our marketing expenses, which are substantially variable in nature, increased significantly compared to the three and six months ended June 30, 2021, due primarily to the continued improvement in travel demand as the impact of the COVID-19 pandemic has lessened in the first half of 2022 versus the first half of 2021. Marketing expenses as a percentage of total gross bookings increased in the first half of 2022 compared to the first half of 2021 due to year-over-year decreases in performance marketing ROIs, partly offset by favorable changes in the share of traffic by channel.

Sales and Other Expenses

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Sales and other expenses	$465	$206	124.7%	$804	$318	152.5%
% of Total gross bookings	1.3%	0.9%		1.3%	0.9%
% of Total revenues	10.8%	9.6%		11.5%	9.6%

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

For the three and six months ended June 30, 2022, sales and other expenses, which are substantially variable in nature, increased compared to the three and six months ended June 30, 2021, due primarily to increased merchant transaction costs of $173 million and $310 million, respectively, and increased third-party call center costs of $58 million and $105 million, respectively. Merchant transactions increased year-over-year in the first half of 2022 due to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic has lessened in the first half of 2022 versus the first half of 2021, as well as the expansion of merchant accommodation reservation services at Booking.com.

Personnel

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Personnel	$635	$686	(7.5)%	$1,231	$1,238	(0.6)%
% of Total revenues	14.8%	31.8%		17.6%	37.5%

Personnel expenses consist primarily of:
•salaries;
•bonuses;
•stock-based compensation;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses excluding stock-based compensation decreased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, principally due to the $136 million expense associated with the return of government assistance received through various government aid programs which was recorded in the second quarter of 2021. Personnel expenses, excluding stock-based compensation and the expense associated with the return of government assistance in the second quarter of 2021, increased 14% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to increased salary expense of $36 million and $61 million, respectively, and increased bonus expense accruals of $25 million and $52 million, respectively. Employee headcount of approximately 19,450 as of June 30, 2022 was about in line with June 30, 2021. Employee headcount as of June 30, 2022 decreased by 7% versus March 31, 2022 due primarily to the transfer of certain customer service operations of Booking.com to Majorel, partially offset by hiring in the second quarter of 2022. Subsequent to the transfer of these customer service operations to Majorel, the related costs are recognized as third-party call center costs in "Sales and other expenses".

Stock-based compensation expense was $108 million and $201 million for the three and six months ended June 30, 2022, respectively, compared to $90 million and $199 million for the three and six months ended June 30, 2021, respectively.

General and Administrative

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
General and administrative	$207	$134	55.8%	$365	$253	45.1%
% of Total revenues	4.8%	6.1%		5.2%	7.6%

General and administrative expenses consist primarily of:
•occupancy and office expenses;
•fees for outside professionals;
•indirect taxes such as travel transaction taxes and digital services taxes; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, due to increases of $37 million and $48 million, respectively, for indirect taxes (primarily digital services taxes), driven by the improvement in revenue, as well as higher personnel-related expenses and higher fees for professional services.

Information Technology

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Information technology	$137	$93	46.6%	$271	$180	50.2%
% of Total revenues	3.2%	4.3%		3.9%	5.5%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•payments to contractors;
•outsourced data center and cloud computing costs; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, due to increased payments to contractors, cloud computing costs, and software license fees, some of which relate to cybersecurity and data privacy.

Depreciation and Amortization

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Depreciation and amortization	$107	$108	(0.5)%	$218	$221	(1.4)%
% of Total revenues	2.5%	5.0%		3.1%	6.7%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses decreased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, due to decreased depreciation of computer equipment and leasehold improvements, partially offset by increased amortization expense related to the acquisition of Getaroom.

Restructuring, Disposal, and Other Exit Costs

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Restructuring, disposal, and other exit costs	$6	$1	386.7%	$42	$9	364.0%
% of Total revenues	0.1%	0.1%		0.6%	0.3%

Restructuring, disposal, and other exit costs for the three and six months ended June 30, 2021 principally relate to the restructuring charges as a result of restructuring actions taken in 2020. These restructuring charges are primarily related to employee severance and other termination benefits at Booking.com. Restructuring, disposal, and other exit costs for the three and six months ended June 30, 2022 relate to the loss on transfer of certain customer service operations of Booking.com to Majorel. See Note 15 to the Unaudited Consolidated Financial Statements.

Interest Expense

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Interest expense	$76	$81	(5.0)%	$144	$179	(19.2)%

Interest expense decreased for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the adoption on January 1, 2022 of the new accounting standards for convertible instruments, and the maturity in, September 2021, of convertible senior notes. Interest expense decreased for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the adoption of the new accounting standards update for convertible instruments, the issuance of senior notes with lower interest rates in March 2021, the redemption of senior notes with higher interest rates in April 2021, and the maturity in September 2021 of convertible senior notes. The amortization of debt discount on convertible debt was recorded in Interest expense. With the adoption of the new accounting standards update, such amortization is not recorded in the financial statements for periods after January 1, 2022 (see Note 1 to our Unaudited Consolidated Financial Statements).

Other Income (Expense), Net

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Other income (expense), net	$220	$96	129.5%	$(735)	$227	(423.5)%

The following table sets forth the breakdown of "Other income (expense), net" for the six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, (in millions)		Six Months Ended June 30, (in millions)
	2022	2021	2022	2021
Interest and dividend income	$24	$4	$27	$8
Net gains (losses) on equity securities	181	391	$(806)	$427
Foreign currency transaction gains (losses)	16	(41)	46	47
Loss on early extinguishment of debt	—	(242)	—	(242)
Other	(1)	(16)	(2)	(13)
Other income (expense), net	$220	$96	$(735)	$227

Net gains (losses) on equity securities for the three and six months ended June 30, 2022 are principally related to our equity investments in Meituan, Yanolja, Grab Holdings Limited ("Grab"), and DiDi Global Inc. ("DiDi"). Net gains on equity securities for the three and six months ended June 30, 2021 are principally related to our equity investments in Meituan and DiDi. See Note 5 to our Unaudited Consolidated Financial Statements for additional information.

Foreign currency transaction gains for the three and six months ended June 30, 2022 include gains of $38 million and $68 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges offset by losses of $40 million and $56 million, respectively, on derivative contracts. Foreign currency transaction (losses) gains for the three and six months ended June 30, 2021 include losses of $37 million and gains of $54 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and for the six months ended June 30, 2021, losses of $8 million on derivative contracts.

Loss on early extinguishment of debt is related to our Senior Notes due April 2025 (the "April 2025 Notes") and our Senior Notes due April 2027 (the "April 2027 Notes") that were redeemed in April 2021 (see Note 9 to our Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2022	2021		2022	2021
Income tax expense (benefit)	$287	$126	126.9%	$138	$(97)	(243.4)%
% of Income (loss) before income taxes	25.1%	(311.7)%		46.8%	30.3%

Our 2021 and 2022 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, the benefit of the Netherlands Innovation Box Tax (discussed below), certain non-deductible expenses, and, in 2022, valuation allowance related to certain unrealized losses on equity securities.

We incurred a pre-tax loss and recorded an income tax provision during the three months ended June 30, 2021, which resulted in a negative effective tax rate. The difference in our effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, is primarily due to a decrease in the benefit of the Netherlands Innovation Box Tax, higher U.S. Federal and state tax associated with the our international earnings, and higher discrete tax expenses, partially offset by lower international tax rates and certain lower non-deductible expenses.

Our effective tax rate for the six months ended June 30, 2022 was higher than the six months ended June 30, 2021, primarily due to valuation allowance related to certain unrealized losses on equity securities, a decrease in the benefit of the Netherlands Innovation Box Tax, and higher U.S. Federal and state tax associated with our international earnings, partially offset by lower international tax rates and certain lower non-deductible expenses.

During the three and six months ended June 30, 2022 and 2021, a majority of our income was reported in the Netherlands, where Booking.com is based. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of Booking.com's earnings during the three and six months ended June 30, 2022 and 2021 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law, a determination by the Dutch government that Booking.com's activities are not innovative, or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods.

Liquidity and Capital Resources

Our financial results and prospects are almost entirely dependent on the sale of travel-related services. The COVID-19 pandemic and the resulting implementation of restrictive measures resulted in a significant decline in travel activities and consumer demand for related services, in 2020 in particular.

Marketing expenses and personnel expenses are the most significant operating expenses for our business. We rely on marketing channels to generate a significant amount of traffic to our websites. See our Unaudited Consolidated Statements of Operations and "Trends" and "Results of Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on marketing expenses and personnel expenses including stock-based compensation expenses.

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

At June 30, 2022, we had $14.2 billion in cash, cash equivalents, and short-term and long-term investments, of which approximately $9.9 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, Hong Kong Dollars, and British Pounds Sterling. Cash equivalents and short-term and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, equity securities of Meituan, Grab, and DiDi, and our investments in private companies (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements).

Deferred merchant bookings of $4.4 billion and $906 million at June 30, 2022 and December 31, 2021, respectively, represent cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are subject to refunds for cancellations.

At June 30, 2022, we had a remaining transition tax liability of $811 million as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $711 million reported as "Long-term U.S. transition tax liability" and $100 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next four years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At June 30, 2022, there were no borrowings outstanding and $9 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. After a 2020 amendment to the revolving credit facility, the permitted maximum leverage ratio is increased through and including the three months ending March 31, 2023 and we may not declare or make any cash distribution or repurchase any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. At June 30, 2022, we were in compliance with the relevant financial covenant. There can be no assurance that we will be able to meet the maximum leverage ratio covenant at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the covenant.

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

During the six months ended June 30, 2022, we repurchased 1,100,068 shares of our common stock for an aggregate cost of $2.4 billion. At June 30, 2022, we had a remaining aggregate amount of $8.2 billion authorized by our Board of Directors to repurchase our common stock. We expect to complete repurchases under the authorization in about two years from when we resumed repurchases in January 2022, assuming the travel recovery continues and we remain in compliance with the maximum leverage ratio covenant then in effect under the credit facility amendment. See Note 9 to the Unaudited Consolidated Financial Statements for a description of the impact of the 2020 credit facility amendment on our ability to repurchase shares. In July 2022, we repurchased approximately $840 million of our common stock.

In November 2021, we entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.7 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals.

As of June 30, 2022, we had a remaining obligation of 5 million Euros ($5 million) related to the turnkey agreement for the construction of Booking.com's future headquarters in the Netherlands, which will be paid through 2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at June 30, 2022 to pay 67 million Euros ($70 million) over the remaining initial term of the acquired land lease, which expires in 2065. We have made and will continue to make additional capital expenditures to fit out and furnish the office space. At June 30, 2022, we had 16 million Euros ($17 million) of outstanding commitments to vendors to fit out and furnish the office space.

At June 30, 2022 and December 31, 2021, we had lease obligations of $509 million and $561 million, respectively. Additionally, at June 30, 2022 and December 31, 2021, we had, in the aggregate, $146 million and $154 million, respectively, of non-cancellable purchase obligations individually greater than $10 million.

At June 30, 2022 and December 31, 2021, there were $812 million and $511 million, respectively, of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes.

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

Cash Flow Analysis

Net cash provided by operating activities for the six months ended June 30, 2022 was $4.4 billion, resulting from net income of $157 million, a favorable net change in working capital and long-term assets and liabilities of $3.0 billion, and a favorable impact from adjustments for non-cash items of $1.2 billion. Non-cash items were principally associated with net losses on equity securities, depreciation and amortization, stock-based compensation expense and other stock-based payments, deferred income tax benefit, provision for expected credit losses and chargebacks, and operating lease amortization. For the six months ended June 30, 2022, deferred merchant bookings and other current liabilities increased by $4.9 billion, and accounts receivable increased by $1.1 billion, primarily due to increases in business volumes.

Net cash provided by operating activities for the six months ended June 30, 2021 was $945 million, resulting from net loss of $222 million, a favorable net change in working capital and other long-term assets and liabilities of $926 million, and a favorable impact from adjustments for non-cash items of $241 million. Non-cash items were principally associated with net gains on equity securities, loss on early extinguishment of debt, depreciation and amortization, stock-based compensation expense and other stock-based payments, deferred income tax benefit, and operating lease amortization. For the six months ended June 30, 2021, prepaid expenses and other current assets increased by $173 million, primarily related to the prepayment of Netherlands income taxes of $175 million. For the six months ended June 30, 2021, accounts receivable increased by $820 million, and deferred merchant bookings and other current liabilities increased by $2.0 billion, primarily due to increases in business volumes.

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $243 million and $136 million, respectively, principally resulting from purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2022 was $3.4 billion, almost entirely resulting from payments for the repurchase of common stock of $2.3 billion and the repayment of debt of $1.1 billion. Net cash used in financing activities for the six months ended June 30, 2021 was $138 million, principally resulting from payments for redemption of debt of $2.0 billion and payments for the repurchase of common stock of $150 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012, 2013 through 2015, and 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($372 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($73 million), including interest and penalties, for the 2013 tax year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($41 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. In December 2021, the French tax authorities issued assessments on Booking.com’s French subsidiary totaling 78 million Euros ($81 million), including interest and penalties, for the tax years 2016 through 2018 asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($372 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. On February 8, 2022, the French Tax Court issued a decision in favor of Booking.com’s French subsidiary regarding the assessments of 3 million Euros ($3 million) for the tax years 2011 and 2012. In April 2022, the French tax authorities refunded the 3 million Euros ($3 million) deposit related to those assessments, plus interest and filed their notice of appeal of the decision. In October 2020, we initiated court proceedings with respect to the 2003-2012 permanent establishment assessments. That case is still pending in the French Tax Court. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the three months ended September 30, 2020, we contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an expense for unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in our case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, we currently estimate that the reasonably possible loss related to VAT is approximately 20 million Euros ($21 million). For additional information related to the French and other tax assessments and other tax matters, see Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of

BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses we brought forward against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses we brought forward. We intend to pursue a number of defenses in the subsequent proceedings and may ultimately prevail in whole or in part. While we continue to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, we believe it is probable that we have incurred a loss related to this matter. We are not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in the subsequent proceedings. As a result, as of June 30, 2022, we have not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF's claims were to be accepted (including with retroactive effect to 1999), we estimate that as of June 30, 2022, the maximum loss, not including any potential interest or penalties, would be approximately 313 million Euros ($328 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after June 30, 2022. For additional information related to the pension matter and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict including the Risk Factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021; therefore, our actual results could differ materially from those described in the forward-looking statements.

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2021, our subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.

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

At June 30, 2022 and December 31, 2021, the outstanding aggregate principal amount of our debt was $9.5 billion and $11.1 billion, respectively. We estimate that the fair value of such debt was approximately $9.5 billion and $12.1 billion at June 30, 2022 and December 31, 2021, respectively. The estimated fair value of our debt in excess of the outstanding principal amount at December 31, 2021 primarily relates to the conversion premium on the convertible senior notes due in May 2025 and the outstanding senior notes due in April 2030. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $304 million and $401 million at June 30, 2022 and December 31, 2021, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our businesses outside of the U.S. represent a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income. Similarly, our net assets, gross bookings, revenues, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currencies. For example, total revenues from our businesses outside of the U.S. increased by 109% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, but without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 131%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Unaudited Consolidated Statements of Operations. We have a significant investment that is denominated in Hong Kong Dollars and the related impact from the movements in foreign currency exchange rates is recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

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

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies. We recorded net gains of $181 million and net losses of $806 million for the three and six months ended June 30, 2022, and net gains of $391 million and $427 million for the three and six months ended June 30, 2021, respectively, related to these equity securities (see Notes 5 and 6 to our Unaudited Consolidated Financial Statements). The estimated fair values of our investments in equity securities of publicly-traded companies and private companies were $2.2 billion and $153 million, respectively, at June 30, 2022, and $2.9 billion and $325 million, respectively, at December 31, 2021. Our investments in private companies are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values at June 30, 2022 and December 31, 2021 of our investments in equity securities of publicly-traded companies and private companies would have resulted in a loss, before tax, of approximately $240 million and $320 million, respectively, being recognized in net income. As of August 2, 2022, the market prices of DiDi's ADSs and Meituan's shares decreased by 11% and 9%, respectively, as compared to their respective market prices on June 30, 2022.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the early stages of a multi-year phased migration to integrate and upgrade certain cross-brand global financial systems and processes. We expect the system implementations and process changes to impact our internal control over financial reporting. Management will assess changes to internal controls as part of management's annual evaluation of internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2022, and is incorporated into this Part II, Item 1 by reference thereto.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For a discussion of such risks, please refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 –	145,037	(1)	$2,246	145,037	$9,146,112,778	(1)
April 30, 2022	—	(2)	$—	N/A	N/A

May 1, 2022 –	191,584	(1)	$2,114	191,584	$8,741,122,485	(1)
May 31, 2022	1,991	(2)	$2,091	N/A	N/A

June 1, 2022 –	275,167	(1)	$1,961	275,167	$8,201,636,334	(1)
June 30, 2022	212	(2)	$1,933	N/A	N/A
Total	613,991			611,788	$8,201,636,334
 _____________________________
(1)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended June 30, 2022 to previously withheld share amounts (reduction of 35 shares) that reflect changes to the estimates of employee tax withholding obligations.

Repurchase and Dividend Restrictions

See Note 9 to our Unaudited Consolidated Financial Statements for a description of restrictive covenants under our revolving credit facility.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).
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

BOOKING HOLDINGS INC.
(Registrant)

Date:	August 3, 2022	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)