Form 10-K
period 2022-12-31
Booking Holdings Inc.
filed 2023-02-23
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2022
Commission File No.: 1-36691
Booking Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	06-1528493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
800 Connecticut Avenue
Norwalk, Connecticut 06854
(address of principal executive offices)
Registrant's telephone number, including area code: (203) 299-8000
 _____________________________________________________________________________________________
 Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
2.375% Senior Notes Due 2024	BKNG 24	The NASDAQ Stock Market LLC
0.100% Senior Notes Due 2025	BKNG 25	The NASDAQ Stock Market LLC
4.000% Senior Notes Due 2026	BKNG 26	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
0.500% Senior Notes Due 2028	BKNG 28	The NASDAQ Stock Market LLC
4.250% Senior Notes Due 2029	BKNG 29	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2031	BKNG 31	The NASDAQ Stock Market LLC
4.750% Senior Notes Due 2034	BKNG 34	The NASDAQ Stock Market LLC
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of Booking Holdings Inc. at June 30, 2022 was approximately $70.1 billion based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by executive officers and directors of Booking Holdings Inc. on June 30, 2022 have been excluded because such persons may be deemed to be affiliates of Booking Holdings Inc. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of Booking Holdings Inc.’s common stock was 37,648,373 at February 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Booking Holdings Inc.'s definitive proxy statement relating to its annual meeting of stockholders to be held on June 6, 2023, to be filed with the Securities and Exchange Commission within 120 days after the end of Booking Holdings Inc.'s fiscal year ended December 31, 2022.

Booking Holdings Inc. Annual Report on Form 10-K for the Year Ended December 31, 2022 Index

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

PART I

Item 1.  Business

As most countries have emerged from the COVID-19 pandemic and removed travel restrictions, travelers have resumed exploring the world. We are proud that, despite challenges to our global community such as the invasion of Ukraine by Russia, the impact of persistent inflation on consumers, and widespread travel disruptions at airports in North America and Europe, as well as the ongoing effects of the COVID-19 pandemic, we continued our efforts to make our brands the most trusted and convenient platforms for consumers and partners, including:
•surpassing pre-pandemic room nights for the first time in the second quarter;
•continuing to increase room nights and brand awareness in key markets such as the U.S.;
•launching Rooms for Refugees at Booking.com to assist those displaced by the war in Ukraine to book free and discounted rooms;
•improving our loyalty programs, particularly the Genius program at Booking.com, and increasing our focus on value for our consumers;
•improving and expanding visibility of our flight offering at Booking.com;
•increasing adoption of our payments platform and payments capabilities across the Company; and
•expanding our Travel Sustainable program to more of our supply partners and across our relevant brands.
Our mission is to make it easier for everyone to experience the world. Our services empower people to cut through travel barriers like money, time, language, and overwhelming options, to easily and confidently get where they want to go, stay where they want to stay, dine where they want to dine, pay how they want to pay, and experience what they want to experience. We connect consumers making travel reservations with travel service providers around the world through our online platforms. We offer these services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK, and OpenTable. We continue to optimize the collaboration and cooperation among our brands to provide consumers with the most comprehensive and useful services for their needs. The following table shows the key services we offer to consumers:

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

For the year ended December 31, 2022, we had revenues of $17.1 billion, which we classify as "agency" revenues, "merchant" revenues, and "advertising and other" revenues.

•Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions from our accommodation, rental car, and airline reservation services. We invoice the travel service providers for our commissions after travel is completed. Substantially all of our agency revenue is from Booking.com's accommodation reservations.

•Merchant revenues are derived from transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers, including the impact of merchandising, less the amount owed to travel service providers); credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues. The majority of our merchant revenue is from Booking.com's accommodation reservations.

•Advertising and other revenues are derived primarily from (a) revenues earned by KAYAK for sending referrals to online travel companies ("OTCs") and travel service providers and for advertising placements on its platforms and (b) revenues earned by OpenTable for its restaurant reservation services and subscription fees for restaurant management services.

Our Strategy

We aim to demonstrate global leadership in online travel bookings and related services by:

•making it easy for people to find, book, pay for, and experience travel throughout the world;
•providing consumers with the most comprehensive choices and prices at any time, in any place, on any device;
•offering platforms, tools, and insights to our business partners to help them be successful; and
•operating our business sustainably and supporting sustainable travel choices by our consumers and partners.

We focus on relentless innovation and execution and a commitment to serve both consumers and partners with unmatched service and best-in-class technology. We believe that global travel bookings will generally continue to grow while shifting from traditional offline methods to online channels like ours, which is a trend we have observed throughout our company's history. We expect to benefit from this growth in travel and the continued shift to online channels as we work to expand our service offerings and increase our presence in key geographies. In particular, we seek to (a) leverage technology to provide consumers with the best experience, (b) partner with travel service providers and restaurants to our mutual benefit, (c) operate multiple brands that collaborate with each other, and (d) invest in profitable and sustainable growth.

Provide the best consumer experience. We focus on providing consumers with: (a) intuitive, easy-to-use online travel services; (b) a comprehensive selection of travel and payment options; (c) informative and useful content, such as pictures, accommodation and restaurant details, reviews, and sustainability information; (d) excellent customer service; and (e) value through competitive prices, special rate programs, and loyalty programs. Our goal is to make travel easy, frictionless, and personal and to offer consumers the most value, trusted brands, and extensive, varied, and comprehensive travel choices in every geography. We believe that our work to build out our payments capabilities across the Company removes friction from the booking process and delivers additional value for travelers. We endeavor to provide excellent customer service in a variety of ways, including through call centers and online platforms and the use of chatbots and other technologies, so that consumers can be confident that booking reservations through us will be a positive experience.

We continue to innovate and invest in our services in order to meet the needs of our consumers and partners. We seek to grow our business through innovation by providing a best-in-class user experience with intuitive, easy-to-use websites and mobile apps and by building stronger relationships with our consumers and partners. An increasing percentage of our room nights are booked on our mobile apps and in 2022 Booking.com’s mobile app was the most downloaded online travel agency app globally and in the U.S. according to third-party research firm Apptopia. We continue to execute against our long-term strategy to build a seamless offering of multiple elements of travel, allowing us to provide a more tailored and flexible consumer experience, which we refer to as the "Connected Trip." In the near term, we are focused on providing consumers the ability to build a complete travel itinerary on our platforms by, for example, enabling them to book a convenient taxi or rental car to coincide with their flight arrival or attractions near their accommodation, and developing travel wallet capabilities. In 2022, we continued to grow our flight offering at Booking.com, including expanding into over 50 countries by the end of the year. We expect that these developments will benefit our consumers and partners.

Partner with travel service providers and restaurants. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe they benefit from participating in our services by increasing their distribution channels, demand, profile and reputation, and inventory utilization in an efficient and cost-effective manner. They also benefit from our trusted brands and marketing efforts, expertise in offering an excellent consumer experience, and ability to offer their inventory in markets and to consumers that they may otherwise be unable or unlikely to reach, for instance due to language or payments services we can offer on their behalf.

Operate multiple brands. We operate multiple brands, which allows us to appeal to different consumers, pursue distinct marketing and business strategies, encourage experimentation and innovation, provide numerous service offerings, and focus on specific markets or geographies. We continue to optimize collaboration among our brands to provide consumers with the most comprehensive and value-oriented services. We invest to support growth by our brands, whether through increased marketing, geographic expansion, technological innovation, or increased access to travel service offerings.

Invest in profitable and sustainable growth. We seek to offer online services that meet the needs and the expectations of consumers and partners and that we believe will result in mutual long-term profitability and growth. We have made significant investments in people, technology, marketing, and added or expanded services, such as improving the selection of our accommodations, flights, and ground transportation offerings. In 2022, we continued to scale our flight offerings to more markets, and offer payments solutions to more consumers and partners. We continue to seek to maximize the benefits of our scale by sharing resources and technological innovations among our brands and co-developing new services. For example, we expanded our Travel Sustainable program across relevant Booking Holdings brands in 2022 with more than 400,000 accommodations recognized globally with our Travel Sustainable badge as of December 31, 2022. We also regularly evaluate, and may pursue, potential strategic acquisitions, partnerships, joint ventures, or investments as part of our long-term business strategy.

Service Offerings

Booking.com and Rentalcars.com. Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. At December 31, 2022, Booking.com offered accommodation reservation services for approximately 2.7 million properties in over 220 countries and territories and in over 40 languages, consisting of over 400,000 hotels, motels, and resorts and 2.3 million homes, apartments, and other unique places to stay.

In 2022, Booking.com significantly expanded its flight offering to 54 markets and in-destination tours and activities to more than 1,200 cities around the world. Rentalcars.com operates as part of Booking.com and offers online rental car reservation services in over 52,000 locations throughout the world, with customer support in over 40 languages. Booking.com and Rentalcars.com also offer pre-booked taxi and black car services at over 1,600 airports throughout the world.

Priceline. Priceline is a leader in the discount travel reservation business, offering online travel reservation services primarily in North America, with headquarters in Norwalk, Connecticut. Priceline offers consumers hotel, flight, activity, and rental car reservation services, as well as vacation packages, cruises, and hotel distribution services for partners and affiliates.

Agoda. Agoda is a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region, with headquarters in Singapore and operations in Bangkok, Thailand, and elsewhere. Agoda also offers flight, ground transportation, and activities reservation services.

 KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides online meta-search services that allow consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation reservation, and rental car reservation information from hundreds of online travel platforms at once. KAYAK offers its services in over 60 countries, with its largest market in the United States, through various websites including momondo, Cheapflights, and HotelsCombined.

OpenTable. OpenTable is a leading brand for booking online restaurant reservations. With significant operations in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants, primarily in the United States.

Marketing and Brand Awareness

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns, particularly strategic use of performance marketing spend. We invest resources in marketing and other brand building to preserve and enhance consumer awareness of our brands.

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving, and subject to rapid change, and current and new competitors can and do launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon, Uber, and Meta, have significantly more customers or users, consumer data, and financial and other resources than we do, and may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google’s online travel offerings have grown rapidly in this area by linking travel search services to its dominant search functionality through flight, hotel, and alternative accommodations meta-search products, and by integrating its hotel meta-search products and restaurant information and reservation products into its Google Maps app.
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

Government Regulation

Our ability to provide our services and any future services is affected by legal regulations of national and local governments and regulatory authorities around the world, many of which are evolving and subject to new or revised interpretations. Violations of any laws or regulations could result in fines, penalties, and criminal sanctions against us, our officers, or our employees, and prohibitions on how or where we conduct or propose to conduct our business. They could also delay or prevent potential acquisitions, and materially damage our reputation, brands, global expansion efforts, ability to attract and retain employees and business partners, business, and operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the parties with which we conduct business runs the risk of harming our reputation and our brands, which could adversely affect our results of operations or stock price. Regulations that impact our business or our industry include:

•Data Protection and Privacy: We have established and continue to maintain policies and a global governance framework to comply with laws that apply to our business, meet evolving stakeholder expectations, and support business innovation and growth. In the European Union, the General Data Protection Regulation (the "GDPR") imposes significant compliance obligations and costs. In the United States, the California Consumer Privacy Act (the "CCPA") and the California Privacy Rights Act ("CPRA") impose privacy requirements and rights for consumers in California that will result in additional compliance complexity, risks, and costs. Many other U.S. states and jurisdictions globally have adopted or may adopt similar data protection regulations. Some data protection and privacy laws afford consumers a private right of action against companies like ours for certain statutory violations. In many cases, data protection and privacy laws restrict the transfers of information among our subsidiaries, including employee information.
•Competition, Consumer Protection and Online Commerce: Competition and consumer protection laws and regulations impact various aspects of our business. There is significant legislative and public focus on large technology companies, including in relation to the regulation of digital platforms. The Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" ("VLOPs") under the DSA. If the European Commission determines that we are a gatekeeper or one of our brands is a VLOP, we will be subject to additional rules and regulations that may not be applicable to our competitors.
•Regulation of the Travel Industry: Our business could be impacted by travel-related regulations such as local regulation of the use of alternative accommodations. In addition, in response to the significant increase in travelers in 2022, local jurisdictions and tourist destinations around the world have instituted a variety of measures to address the issues of "overtourism" and the impact of tourism on climate. As our business evolves, we expect to become subject to existing and new regulations. For example, some parts of our business are already subject to certain requirements of the EU Package Travel Directive (the "Package Directive"), and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive.
•Payments: As we expand our payments services to consumers and business partners, we are subject to additional regulations, such as financial services regulations and license requirements, which has resulted in increased compliance costs and complexities, including those associated with the implementation of new or more stringent internal controls. We are also subject to payment card association rules and obligations under our contracts with payment card processors, including the Payment Card Industry Data Security Standard, compliance with which is complex and costly.

For further discussion of these regulations and how other global regulations may impact our business, see Part I, Item 1A, Risk Factors - "Information Security, Cybersecurity, and Data Privacy Risks" and "Legal, Tax, Regulatory, Compliance, and Reputational Risks."

Technology

Our business is supported by multiple systems and platforms, which were designed with an emphasis on scalability, performance, reliability, redundancy, and security. Our software systems, platforms, and architecture use a variety of widely-used software tools and database systems. We are modernizing our technology by building new applications with modern development tools and application programming interfaces and increasingly rely upon public cloud infrastructure for certain systems and data.

These internal systems and platforms are designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate. These include large global systems, such as accommodation, flight, and rental car reservation systems, and financial service providers, as well as individual accommodation service providers, such as independent hotels. Our applications utilize digital certificates and other security technologies to help us conduct secure communications and transactions, as appropriate. The systems infrastructure and web and database servers of our worldwide operations are primarily hosted in the United Kingdom, Switzerland, the Netherlands, Germany, Singapore, Hong Kong, and multiple locations in the United States, each of which provides network connectivity, networking infrastructure, and 24-hour monitoring and engineering support typical of hosted data centers. All data center facilities have a continuous power supply system, generators, redundant servers, and multiple back-up systems. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brands, increase customer service costs, or result in lost business, any of which could have a material adverse effect on our business and results of operations. For further discussion of our technology and how it may impact our business, see Part I, Item 1A-Risk Factors - "Information Security, Cybersecurity, and Data Privacy Risks."

Intellectual Property

We regard the protection of our intellectual property as important to our success. We rely on intellectual property such as trademarks, copyrights, patents, and trade secrets to support our business as well as domain names or other intangible rights or property secured through purchase, licensing or other agreements with employees, travel service providers, partners, and other parties. We have filed various applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in several jurisdictions. See Part I, Item 1A, Risk Factors - "We face risks related to our intellectual property."

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

The COVID-19 pandemic has impacted the booking window of our business since its onset in 2020. For example, in 2022, we saw a shorter booking window than we saw in 2019, as an increased percentage of bookings were made for travel that was to occur close to the time of booking. However, in 2022, we saw the booking window expand compared to 2021. As the travel market continues to recover from the impact of the COVID-19 pandemic, we expect to see periods of gross bookings growth rate acceleration, which will likely result in periods where our operating margins are negatively impacted due to the timing difference of when marketing expense is recorded and when revenue is recognized.

Human Capital Resources

Our employees are fundamental to delivering on our mission to make it easier for everyone to experience the world. Our goal is to attract, develop, and retain highly-skilled talent with a significant focus on a diverse workforce operating in an inclusive environment. While the COVID-19 pandemic resulted in a significant shift to office and remote working environments, we are committed to engaging with our employees across our Company and maintaining a productive workforce that is proud to work for Booking Holdings.

Workforce

Our Board of Directors and the Compensation Committee have oversight of our human capital management. We operate multiple brands to appeal to different consumers, pursue distinct marketing and business strategies, encourage experimentation and innovation, provide numerous service offerings, and focus on various markets. While we continue to optimize the collaboration among our brands, our structure often manifests in varied approaches to human capital management.

At December 31, 2022, we employed approximately 21,600 employees, of which approximately 3,100 were based in the United States, and approximately 18,500 were based outside the United States. Approximately 99% of our employees are full-time employees. We also retain independent contractors, including to support our customer service, website content translation, and system support functions.

Employees by Geography (as of December 31, 2022)

Diversity, Inclusion, and Belonging

Our commitment to diversity, inclusion, and belonging means honoring all experiences, valuing all voices, and leading with empathy on our journey to become a more inclusive company. We believe that a diverse workforce operating in an inclusive environment is critical to leveraging our human capital to achieve our long-term strategic goals. We strive for our leadership and workforce to reflect the broad spectrum of customers and partners we work with throughout the world because we believe this is the best way for us to connect with the viewpoints, backgrounds, and experiences of our customers and partners. We are committed to creating workplaces that embrace and celebrate the different cultures and practices of our employees and we prohibit unlawful discrimination of any type.

As of December 31, 2022, approximately 47% of our employees were women, approximately 25% of our technology positions were filled by women, and approximately 31% of leadership (which includes vice presidents and above for all brands except Booking.com, which includes senior directors and above due to a greater number of employees) were women. We are committed to pay equity, regardless of gender, race, or ethnicity. With the help of an independent compensation consultant, we conduct pay equity studies every other year, and in the off years, we work on remediation plans to address outliers.

Gender Diversity of Employees (as of December 31, 2022)

While a significant percentage of our workforce is located in jurisdictions that may present challenges to tracking employee racial or ethnic demographics for legal reasons, we seek other ways to assess our employees' experience of inclusion. For example, all of our brands include diversity and inclusion questions in annual employee engagement surveys to gauge our inclusivity progress. We also publish our consolidated EEO-1 report for employees in the United States, although this represents only approximately 15% of our workforce as of December 31, 2022.

We encourage equality and inclusivity across our workforce through various initiatives. As part of our recruitment efforts to ensure that candidate slates are diverse, we use diversity-focused sourcing platforms, we apply an inclusive language tool to job descriptions to attract historically underrepresented candidates, and we hold recruiters accountable for presenting multicultural candidates by tying it to their performance goals. In addition, we provide training to ensure interviewers consider all candidates objectively.

We have invested in a robust inclusive leadership training program and unconscious bias training for our leaders with plans to cascade these initiatives further into the organization to ensure that these tenets are core to our strategy. Additionally, we are entering our seventh year of operating our Women in Leadership program, which is a Company-wide initiative designed to support the advancement and development of high-performing women within our company with the goal of building and enabling gender diversity in our executive pipeline. We sponsor various employee resource groups to support the LGBTQ community and its allies, employees with differing physical and mental abilities, the Black and persons-of-color (POC) community, veteran employees, and gender equality. We are proud of the progress we have made in this space and recognize we can always improve.

Attraction, Development, and Retention

We work diligently to attract the best and most innovative talent from a wide range of sources to grow our business and achieve our long term strategic goals. We believe that we offer a rich culture where employees feel included and empowered to do their best work with opportunities to grow as well as competitive compensation and benefits. For example, while the specifics can vary by brand, in the United States our employee benefit plans generally include: coverage for infertility treatments, gender reassignment surgery, gender-neutral domestic partner benefits, and paid leave for new parents, those caring for a loved one, or bereavement.

We prioritize and invest in creating opportunities for employees to grow and build their careers through training and development programs. These include offering tailored learning opportunities to enable employees to upskill while at work and driving frequent career conversations between employees and their managers, as well as executive talent and succession planning.

Competition for talent in our industry has historically been intense. However, the proliferation of global working from anywhere policies and the associated increased ability for employees to seek out and switch jobs that may not have been accessible to them previously has heightened the competition for employees even further, particularly software engineers, mobile communications talent, and other technology professionals. As a result, the competition for talent in our industry combined with inflationary pressure on compensation has caused our expenses to attract and retain key talent to increase. We continue to focus on our employees’ engagement and mental well-being, career satisfaction, development, and succession planning.

We recognize that expectations for the ways and places in which employees work have shifted dramatically as a result of the COVID-19 pandemic. Each of our brands has taken their own tailored approach to working policies that takes into account geographic location and the needs of current and prospective employees. A number of our brands have adopted more flexible work arrangements, including hybrid work from office and home flex programs.

We measure organizational culture and engagement so we can be responsive to our employees’ needs. Taking into account employee feedback, our engagement efforts include regular communication touchpoints with the CEO and other senior leaders, virtual mental wellness workshops, and free access to a meditation app and telehealth services. We regularly connect with our employees through formal engagement surveys, work-from-home surveys, and quick pulse surveys to request feedback on the employee experience. The results of these efforts are shared with senior management at each of our brands who analyze areas of progress or prioritize areas for improvement in order to encourage and sustain employee engagement. We are proud that the results of our employee engagement surveys throughout 2022 broadly demonstrate a committed and engaged workforce.

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

Risk Factors Summary
Industry and Business Risks
•Adverse changes in market conditions for travel services;
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
•Our ability to attract and retain qualified personnel;
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
Information Security, Cybersecurity, and Data Privacy Risks
•Risks related to data privacy obligations and cyberattacks;
•IT systems-related failures or security breaches;
Legal, Tax, Regulatory, Compliance, and Reputational Risks
•Tax, legal, and regulatory risks;
•Risks associated with the facilitation of payments;
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

Our financial results and prospects are almost entirely dependent upon the sale of travel services. Travel, including accommodation, rental car, and airline ticket reservations, is significantly dependent on discretionary spending levels. Demand for and sales of travel services often decline during periods of perceived or actual adverse economic conditions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit, or experience other concerns or effects that reduce their ability or willingness to travel.

In the past, we experienced volatility in transaction growth rates, increased cancellation rates, and weaker trends in accommodation average daily rates ("ADRs") in countries experiencing economic and political uncertainties, which we believed were due at least in part to these macroeconomic conditions and concerns. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price. Lower ADRs generally have a negative effect on our accommodation reservation business and on our revenues and results of operations. For a discussion of the impact of COVID-19 on occupancy rates and ADRs, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends.

Macroeconomic uncertainties have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling, and other currencies, stock markets, and oil prices, which can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers could have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macroeconomic weakness, which in turn could negatively affect the travel industry, our business, and results of operations. Conversely, higher oil prices may result in higher airfares and decreased travel activity, which can negatively affect our business and results of operations. The uncertainty of macroeconomic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

Other events beyond our control such as terrorist attacks, extreme weather or natural disasters, wars and regional hostilities, travel-related accidents, or increased focus on the environmental impact of travel may disrupt travel, limit the ability or willingness of travelers to visit certain locations, or otherwise result in declines in demand for our travel offerings and adversely affect our business and results of operations. Furthermore, responses to such events by governments, organizations like the United Nations, or others, could limit or prohibit travel in ways that are not foreseeable and could impact our ability to conduct our business. Because these events and their impacts, as well as international responses to such events, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, demand for and provision of our services, and relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations.

Intense competition could reduce our market share and harm our financial performance.

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving, and subject to rapid change, and current and new competitors can and do launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon, Uber, and Meta, have significantly more customers or users, consumer data, and financial and other resources than we do, and may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to compete more effectively with us. For example, Google’s online travel offerings have grown rapidly by linking travel search services to its dominant search functionality through flight, hotel, and alternative accommodations meta-search products, and integrating its hotel meta-search products and restaurant information and reservation products into Google Maps. As the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry or consumer preferences could change in ways that could disadvantage us and benefit certain of our existing competitors or new entrants. For example, as a result of the COVID-19 pandemic and the resulting international travel restrictions and social distancing practices, we saw a shift in favor of domestic travel and alternative accommodations. This shift could benefit competitors that are more well established in domestic markets and alternative accommodations. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

We currently, or may in the future, compete with companies that provide a variety of products and services, including:

•online travel reservation services;

•online accommodation search and/or reservation services that are focused primarily on alternative accommodations;

•travel service providers (e.g., accommodations, rental car companies, or airlines) that have their own branded online platforms to which they drive business and may be able to offer lower prices on their direct channel than they provide to us;

•large online companies, including search, social networking, and marketplace companies;

•traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services, and online services;

•online travel meta-search and price comparison services;

•"Super apps" that offer consumers a wide range of everyday and other services including travel bookings;

•companies offering car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms;

•online restaurant reservation services; and

•companies offering technology services and software solutions to travel service providers, including large global distribution systems ("GDSs") and hospitality software and payments platforms.

Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service providers, online travel companies ("OTCs"), and other online platforms and in many instances compete directly with us for customers. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results and it offers its meta-search services free to travel service providers. Google and other meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their platforms. If consumers book travel services through such a service or directly with a travel service provider without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our marketing or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

As the market for travel services has evolved, there has also been a proliferation of new channels through which accommodation providers can offer reservations. Companies such as Airbnb and Expedia Group, primarily through Vrbo, offer services providing alternative accommodation property owners an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, companies such as Airbnb that have in the past exclusively provided alternative accommodations have expanded into traditional accommodation offerings. Meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming, or search services, many of which are used by consumers more frequently than online travel services, and new travel-related services are frequently being introduced to the market. A competitor or potential competitor that has established other, more frequent online or app-based interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, global companies with widely used mobile applications that enter the travel industry, such as Uber, have the potential to grow quickly. Some competitors or potential competitors with more frequent online interactions with consumers have created or are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. Some competitors and new entrants to the travel services industry include private equity funded entities, which can more easily withstand significant losses for an extended period of time while such new entrants build market share through heavy marketing and/or discounting of their services. If any of these competitors are successful in offering new travel-related services or services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our marketing expenses, could increase, either of which would harm our business and results of operations.

Travel service providers with which we conduct business compete with us in online channels to drive consumers directly to their own platforms. Travel service providers, such as large hotel chains, may charge lower prices and offer advantages such as loyalty points or special discounts to members of closed-user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. We also offer various incentives to consumers and may need to offer additional or increased incentives to maintain or grow our reservation bookings, which could adversely impact our profit margins. Further, consolidation among travel service providers could result in lower OTC commission rates, increased discounting, and greater incentives for consumers to join closed-user groups as such travel service providers expand their offerings. If we are not as effective as our competitors in offering discounted prices and other incentives or value to consumers, our ability to grow and compete and our results of operations could be harmed.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers the price of the travel service is the primary factor determining whether to book a reservation. It is increasingly important to offer travel services at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. Discounting and couponing coupled with a high degree of consumer shopping behavior has become typical throughout the world, particularly in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction or offer travel services at a loss in order to gain market share. As a result, in certain markets we may need to provide discounts or other incentives in order to be competitive, which may make it difficult for us to maintain or grow market share, maintain historical profit margins, and may also result in lower ADRs and lower revenues as a percentage of gross bookings. If we are unable to effectively offer competitive prices, our market share, business, and results of operations could be materially adversely affected.

We face risks related to the growth rate and the global expansion of our business.

We derive a substantial portion of our revenues and have significant operations outside the United States. Before the COVID-19 pandemic, our OTC operations outside of the United States historically had achieved significant year-over-year growth in their gross bookings, in particular Booking.com’s accommodation reservation services. Without taking into consideration the recent declines caused by the COVID-19 pandemic, these growth rates, which contributed significantly to our historical growth in consolidated revenues and earnings, had generally declined over time as the absolute level of our gross bookings increased and online travel growth rates declined. In addition to the general slowing growth rates of online travel and the effects of the COVID-19 pandemic, other factors may also slow the growth rates of our businesses outside of the United States, including worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling, and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions, and the competitiveness of the market. Any decline in the growth rates of our businesses outside of the U.S. negatively impacts our revenue and earnings growth rates and as a consequence our stock price.

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

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). We believe that the number, variety, and quality of accommodations on our platforms, and the corresponding access to accommodation room nights, had been a key driver of the growth of our accommodation reservation business prior to the COVID-19 pandemic. As accommodation providers recover from the COVID-19 pandemic and occupancy rates increase, they may wish to limit the amount of business that flows through certain distribution channels. Also, certain jurisdictions have instituted regulations intended to address the issues of "overtourism" and the impact of tourism on climate, including by restricting accommodation offerings in city centers or near popular tourist destinations, such as by restricting construction of new hotels or the renting of homes or apartments, introducing quota or registration systems, or increasing visitor fees or taxes. Such restrictions could also include limiting the number of tourists permitted to visit and stay near popular areas during peak seasons or as a general matter. As a result, we may experience constraints on the number of listings, or accommodation room nights, actually available to us or could experience a decrease in demand if consumers cannot book the experiences they would like during their trip, which could negatively impact our business growth rate and results of operations.

The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance.

In response to the COVID-19 pandemic, certain governments and businesses around the world continue to implement a variety of restrictive measures to reduce the spread of COVID-19. These measures have had a significant adverse effect on many of the partners on which our business relies, including hotels and other accommodation providers, airlines, and restaurants, as well as on our consumers, operations, and workforce. The spread of variants of COVID-19 and ongoing restrictive measures in certain places have caused uncertainty. We cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

Our financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. While the year began with the Omicron variant surge which resulted in a decrease in consumers traveling and dining out, most of the government restrictions on travel-related services have subsided and travel demand has generally returned. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends. The ongoing impact of the COVID-19 pandemic on our business, results of operations, cash flows, and growth prospects depends on any resurgences of the pandemic; efficacy of vaccines and other medical interventions to alleviate or treat COVID-19, and their impacts on the travel and restaurant industries and consumer spending more broadly; actions taken by national, state, and local governments to contain the disease or treat its impact; employee engagement, including the health and productivity of management and our employees; any impact on our contracts and relationships with our partners; and the duration, timing, and severity of the impact on customer spending, including other economic impacts such as inflation that have resulted in part from the pandemic. The effects of the pandemic, including the imposition of travel restrictions, may continue to fluctuate throughout the world, which could continue to affect our business. If ongoing effects of the COVID-19 pandemic adversely affect our business and financial performance, it may also heighten many of the other risks identified in this section.

We are dependent on providers of accommodations, rental cars, and airline tickets and on restaurants.

We rely on providers of accommodations, rental cars, and airline tickets, and on restaurants, to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars, or airline tickets, or to make accommodation reservations, rental cars, or airline tickets available in any geographic area, for any particular route, or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers for a sustained period of time or their complete withdrawal in favor of one of our competitors’ services or requiring consumers to purchase directly from them could have a material adverse effect on our business, market share, and results of operations. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, particularly with regard to our discounted offerings. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline, or rental car company) to withdraw from or reduce its participation in our services also increases. In particular, the potential harm to our business and results of operations is greater if any larger partners such as airlines, hotel chains, or large rental car companies declare bankruptcy or close. To the extent restaurants limit the availability of reservations through OpenTable or if a significant number of restaurants cease to participate in our services, consumers may not continue to use our services and/or our revenues and results of operations could be adversely affected.

We offer a range of optional insurance products and coverages related to our travel offerings primarily through unaffiliated third-party insurance providers. We are dependent on such providers to make their services available to consumers through us. Our business and reputation may be adversely affected if such insurers no longer make such insurance offerings available to us on economically reasonable terms or at all or if such insurance providers fail to pay out under these insurance policies.

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

In addition, as our alternative accommodation reservation business grows, we may experience claims of liability based on events occurring at properties listed on our platforms such as robbery, injury, death, discrimination, or other criminal activities. We have no control over the actions or ability to predict the actions of our consumers, property owners, and other third parties during the customer’s stay, and as a result we cannot guarantee the safety of our consumers, property owners, and third parties. In addition, we have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our alternative accommodation listings. We have in the past relied and may in the future rely on property owners to disclose information relating to their listings and such information may be inaccurate or incomplete. In addition, Booking.com facilitates the provision of partner liability insurance that may protect alternative accommodation partners against liability claims, lawsuits by third parties for bodily injury, or personal property damage that occur during a stay at a partner property reserved via Booking.com. This partner liability insurance, if applicable to the claim, may provide partners with up to $1.0 million equivalent (policy limit) of third party liability coverage related to investigation, defense, and/or other costs related to the underlying claim. The Company could be required to pay amounts in excess of the partner liability policy limit. Any resulting complaints or claims, even if such a claim does not result in liability, could result in negative publicity and increased costs, which could adversely affect our reputation, business, and results of operations.

Further, the regulatory environment related to the alternative accommodations business is evolving, and laws, regulations, or property association rules could impose restrictions or burdens on these property owners and managers that limit or negatively affect their ability to rent their properties. For example, the European Commission has proposed a short-term rental regulation which, if enacted, could have a material impact on the way short-term rentals are regulated in the European Union and the obligations on platforms including around data sharing or the need to enforce local registration schemes, and in conjunction with the Digital Services Act. For additional discussion regarding the Digital Services Act, see below Part I, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws, rules, and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require owners or managers to obtain a license to rent their properties. From time to time, we are subject to inquiries related to compliance with alternative accommodation laws, rules, and regulations that we may not be able to respond to in a timely manner or in full satisfaction of such requests. The outcome of such inquiries has resulted in fines and could result in additional fines, adversely affect our reputation, or require modifications to our business operations, which could result in increased legal and compliance costs. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. Laws, rules, and regulations applicable to alternative accommodations are evolving and can be distinct and inconsistent among the various municipalities, regions, and countries in which we operate. As a result, tracking and compliance with these laws, rules, and regulations can be difficult and costly. As governments adopt new laws, rules, and regulations related to alternative accommodations, we are unable to predict what, if any, effect they may have on our business. This dynamic regulatory environment requires us to expend significant time and resources and could negatively impact the growth and/or size of our alternative accommodation reservation business.

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

Our marketing efficiency, expressed as marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the extent to which consumers come directly to our websites or mobile apps for bookings. Deterioration in our marketing efficiency could result in reduced revenues or revenue growth, or marketing expenses increasing faster than revenues, which would reduce margins and earnings growth. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and impede our marketing efficiency. For more information regarding the role of online search engines in generating traffic to our websites, see Part I, Item 1A, Risk Factors - "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements." At times we may pursue a strategy of increasing marketing returns on investment ("ROIs"), which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend generally, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive, the anticipated repeat rate from a particular platform, and the likelihood of cancellation. Pursuing a strategy of improving marketing ROIs along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand, and overall marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for marketing channels.

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

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements, and changing consumer demands and preferences. These characteristics are changing at an even greater pace as OTCs and travel service providers seek to address consumer needs and preferences that resulted from the COVID-19 pandemic. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the growth of the use of smartphones, tablets, and other smart devices for mobile e-commerce transactions. New developments in other areas such as cloud computing could make entering our markets easier for competitors due to lower upfront technology costs. It is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. See below Part I, Item 1A, Risk Factors - "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us."

Additionally, our ability to achieve our long-term strategy to build the Connected Trip depends on successfully integrating and developing new and evolving technologies, which will require increased financial and personnel investments that could have an adverse impact on our results of operations until we achieve the expected return on these investments. While we believe that we have the ability to achieve our long-term strategy to build the Connected Trip, the development of the

Connected Trip is subject to uncertainties, including further technical development of the flight, accommodation, and other verticals and technological capabilities necessary for the Connected Trip experience, the ability to collect, store, and use customer data in a compliant and integrated fashion, and the attraction and retention of employees dedicated to this development effort. As a result, it may take longer than we expect to build the Connected Trip or it may not achieve the expected return on investment. Consumer demand for the Connected Trip may also not be sustained at the levels that we anticipate. These efforts may also not be successful in improving the travel experience or retaining and attracting new customers. Further, regulatory authorities may subject us to existing or new rules or restrictions that could prevent us from successfully commercializing the Connected Trip or expose us to unanticipated claims or liabilities. With any technical innovation such as the Connected Trip effort, there could be bugs, vulnerabilities, and other system failures, which could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could adversely affect our business and results of operations.

We are working toward enhancing our payments capabilities, including by offering alternative payment solutions to consumers even when those payment solutions may not be accepted by the travel service provider or restaurant. In many markets, particularly in Asia where credit cards are not readily available and/or e-commerce is largely carried out through mobile devices, alternative payment methods like Alipay, Paytm, and WeChat Pay that operate closed loop payments systems are the exclusive or preferred means of payment for many consumers. If we are unable to offer consumers their preferred method of payment by integrating new or emerging payment methods into our platforms, we may not be able to effectively offer our services to these consumers, which would limit our growth opportunities in these markets and our business and results of operations could be harmed.

Furthermore, in the future the competitive pressure to innovate could encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before we do. Some of our competitors have more resources or more established or varied relationships with consumers than we have, and they could use these advantages to innovate in ways that could affect our competitive position. In addition, the widespread adoption of new internet, networking, or telecommunications technologies, such as artificial intelligence including machine learning ("AI"), smart home devices, chatbot, virtual reality technologies, development of the metaverse, and the creation of new "super-apps" could influence how customers search for and book travel, and require us to incur substantial expenditures to modify or adapt our services or infrastructure, which could adversely affect our results of operations or financial condition. For example, we incorporate AI into certain of our offerings. The use of AI presents risks and challenges including that algorithms may be flawed, datasets may be insufficient, erroneous, stale, or contain biased information, or content chosen for display to users by AI systems may be discriminatory, offensive, illegal, or otherwise harmful. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals, including key senior management in the United States, Europe, and Asia. We may not be able to retain the services of members of our senior management or other key employees, the loss of whom could harm our business and competitive position. We had approximately 21,600 employees worldwide at December 31, 2022. Our future success and ability to innovate depends on our continuing to identify, attract, hire, develop, motivate, and retain a highly skilled, global, diverse workforce. In addition, our customer service resources and outsource arrangements for customer support may be unable to provide adequate customer service support, particularly during peak periods. The COVID-19 pandemic has had and will have a long-term effect on how and from where people work, the attractiveness of our office environments, and remote working policies, and there may continue to be operational and workplace cultural challenges that may adversely affect our business, including talent retention, in the shorter term.

Competition for well-qualified employees in all aspects of our business, especially software engineers, mobile communication talent, product professionals, and other technology professionals, is intense and costly. In particular, our success in markets across Europe, the United States, and Asia has led to increased efforts by our competitors and others to hire our employees. These difficulties may be amplified by increased ability to work remotely, evolving restrictions on immigration and travel or availability of visas or work permits for skilled technology workers, and laws or regulations in jurisdictions where we operate, such as a new cap on the Dutch (partial) tax exemption that benefits certain non-Dutch citizens working in the Netherlands. The competition for talent in our industry, including among established technology companies and startups, combined with inflationary pressure on compensation has caused our personnel expenses to attract and retain key talent to increase, which may adversely affect our results of operations. There is also competition for technology talent from companies with whom we did not historically compete for talent that are transitioning to digital. The competition for talent is exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. If we do not succeed in attracting and retaining well-qualified employees, our business, our ability to grow and innovate, competitive position, reputation, and results of operations would be adversely affected.

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

Widespread adoption of mobile devices, such as the iPhone and Android-enabled smartphones, coupled with the web browsing functionality and development of thousands of apps available on these devices, continues to drive substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms. The revenues earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower ADRs, and are not made as far in advance. To the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands and acquire new consumers may also be negatively affected. Given the device sizes and technical limitations of smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty continue to be increasingly important. Our mobile offerings have received generally strong reviews and an increasing percentage of our room nights are booked on mobile devices. We believe that mobile bookings are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile platforms to provide consumers with an appealing, easy-to-use mobile experience and that the features of our mobile platforms are competitive with our peers. If we are unable to continue to rapidly innovate and create new, user-friendly, and differentiated mobile offerings, and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share and our business, future growth, and results of operations could be adversely affected.

Google and Apple each have substantial market share in the smartphone markets and provide the leading operating systems for smartphones. As a result, they could leverage their operating systems to give a competitive advantage to their services that overlap with ours. We rely heavily on Google and Apple’s app stores to provide our mobile application to users, and each of Google and Apple have more experience developing mobile apps and access to greater resources than us. To the extent Google or Apple use their mobile operating systems, app distribution channels, mobile payment systems, or search or other marketplace services to favor their services that overlap with ours, our business and results of operations could be harmed.

Impairments of goodwill, long-term investments, and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners, and increases in cash outlays to refund consumers for prepaid reservations have a negative impact on our results of operations.

We have recorded and may in the future record impairments of goodwill, long-term investments, or long-lived assets. Future events and changing market conditions, like significant adverse changes in the market valuations of companies in the travel and technology industries, may lead us to re-evaluate the assumptions to estimate the fair value of our goodwill, long-term investments, and long-lived assets, including assumptions related to the recovery from the COVID-19 pandemic and performance following the pandemic, which may result in the need to recognize goodwill, investment, and asset impairment charges, which could have a material adverse effect on our results of operations.

Any significant increase in our provision for expected credit losses and any significant increase in cash outlays to refund consumers, for instance relating to a downturn in the global travel industry affecting our travel service provider and restaurant partners and marketing affiliates, could have a corresponding adverse effect on our results of operations and related cash flows. We could experience a high level of cancellations of existing reservations which could result in higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, where we had agreed to provide free cancellations to consumers for non-refundable reservations, we did not estimate a recovery of prepayment already made to a travel service provider. In certain instances, we may offer cancellable room rates on behalf of a partner to provide flexibility to our consumers even if the partner has not provided a cancellable room rate, which could have a negative impact on our revenues if we are unable to facilitate booking from another customer.

Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.

We have invested and in the future may invest in new business strategies and acquisitions of complementary businesses in furtherance of our mission to make it easier for everyone to experience the world. For example, we acquired Getaroom in December 2021 to enhance our business-to-business distribution capabilities for hotel partners and more effectively support our accommodations affiliate partners, and in November 2021 we entered into an agreement to acquire European-based flights booking provider Etraveli Group. Such endeavors may not be successful and may involve significant risks and uncertainties, including diversion of management's attention from current operations, greater than expected liabilities and expenses, increased regulatory scrutiny, inadequate return on capital, new risks with which we are not familiar, legal and compliance obligations that previously did not apply to us, integration risks, and difficulties and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, profit margins, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.

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

The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. In addition to acquired businesses, we have integrated certain of our businesses that had been managed independently, integrated certain functions across our businesses, and restructured or ceased operating certain assets or businesses, and we may do so in the future, including through divestitures. Integrations are complex, often involve additional or unexpected costs, and create a variety of issues and risks, including:

•disruption or harm to the businesses involved, or to our other businesses, including as a result of the need for management to spend time and attention on the integration;

•difficulty combining different company cultures, systems, reporting structures, titles, job descriptions, and compensation schemes, or implementing and maintaining effective controls, procedures, and policies;

•problems retaining key personnel, in particular at the acquired or integrated company; and

•loss of travel service providers, restaurants, or partners of the acquired business.

We may not successfully integrate companies or achieve the strategic, financial, or operating objectives of an acquisition or integration, any of which could adversely affect our business, results of operations, or value of our acquisitions.

We face risks related to our operational and technological infrastructures.

Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop our Connected Trip vision and pursue our other strategic objectives, we continue to optimize collaboration among our brands. As we manage this shift, in addition to managing any changes in our workforce, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources, and administrative, legal, tax, internal control, and financial reporting functions. Our current and planned employees and outsourced resources, systems, procedures, and controls may not be adequate to support and effectively manage growth and increased complexity, or could result in actual or perceived disruption of our service or customer support, especially as we have employees and outsourced resources in multiple geographic locations around the world and increase the number and variety of our products and payment systems.

In addition, we are in the early stages of a multi-year phased migration to integrate and upgrade certain cross-brand global systems and processes. The implementation of new information technology, payment, enterprise resource planning, or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our consumer acquisition costs or otherwise adversely affect our business, brand, market share, and results of operations.

Information Security, Cybersecurity, and Data Privacy Risks

Our processing, storage, use, and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities and/or damage our reputation.

We are an innovative technology company dependent on sophisticated software applications and computing infrastructure. If threat actors such as cyber-criminals, hackers, and state-sponsored organizations are able to circumvent our security controls and capabilities, including as a result of our own acts or omissions, it could result in a compromise or breach of consumer or employee data. In e-commerce, data security is essential to maintaining consumer and partner confidence in our services and the uninterrupted availability of our web and mobile platforms is essential for our business. Consumers who use certain of our services provide us with their personal identity data and payment information, which in turn attracts attention from threat actors and fraudsters. Cyberattacks are increasing in frequency and sophistication and are constantly evolving. We may not be able to defend against a persistent, sophisticated cyberattack from a determined adversary. In addition, our security policies and internal security controls may not keep pace with the continuous innovation of our offerings.

Vulnerabilities in our consumer and partner account security and workflow practices could and have resulted in unauthorized access to confidential data. These risks are likely to increase as we expand our offerings, integrate our products and services including as we incorporate AI and machine learning, and store and process more data, including personal information and payment data. The disclosure of non-public Company-sensitive information by our workforce or other parties, through external media channels such as social media, could lead to information loss, reputational harm, or loss of a competitive advantage. We expend significant resources to protect against security breaches, and regularly increase our security-related expenditures to maintain or increase our systems' security. We have experienced and responded to cyberattacks, which we believe have not had a material impact on the integrity of our systems or the security of data, including personal information maintained by us. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have an adverse effect on our brands, market share, results of operations, and financial condition. See Part I, Item 1A, Risk Factors -"Cyberattacks and system vulnerabilities could lead to sustained service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position." Additionally, our consumers' personal data could be affected by security breaches at third parties upon which we rely, such as travel service providers, connectivity partners, payroll providers, health plan providers, payment processors, data exchange services (for example, XML Providers), or GDSs. See below Part I, Item 1A, Risk Factors - "Our business relies on a global supply chain of third party services providers and we are exposed to risks because we rely on the resilience, security, and legal compliance of their products and services." Our efforts to protect information from unauthorized access may also result in the rejection of legitimate attempts to book reservations through our services, which could result in lost business.

In the operation of our business, we receive and store a large volume of personally identifiable data and payment information. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. The European Union's General Data Protection Regulation (the "GDPR") imposes significant compliance obligations and costs on us. Under the GDPR, violations could result in fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. Several data protection authorities have imposed significant fines on companies of various sizes across industry sectors for violations of the GDPR. The California Consumer Privacy Act (the "CCPA"), which became operative in January 2020, and the California Privacy Rights Act, which became operative in January 2023, each impose new privacy requirements and rights for consumers in California and has resulted and will continue to result in additional complexity and costs related to compliance. Many other states in the United States and jurisdictions globally have adopted or may adopt similar data protection regulations. These regulations are typically intended to protect the security of personal data that is collected, processed, and transmitted in or from the governing jurisdiction as well as to give individuals greater rights and/or control over how their data is processed. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Furthermore, enforcement actions often cause interpretation of these new laws to evolve, which could require changing our initial responses to these laws. For example, the invalidation of the EU-US Privacy Shield in 2020 altered one of the acceptable approaches which many companies relied upon to ensure compliant data transfers between the European Union and the United States. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. While we have invested and continue to invest significant resources to comply with the GDPR, CCPA, and other privacy regulations, many of these regulations (such as the Personal Information Protection Law in the People's Republic of China) are new, complex, and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties, or other legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition, or competitive position could be adversely affected.

Cyberattacks and system vulnerabilities could lead to sustained service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position.

If our systems cannot cope with the level of demand required to service our consumers and accommodations, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction, and delays in the introduction of new services. As an online business, we are dependent on the internet and maintaining connectivity between ourselves and consumers, sources of internet traffic, such as Google, and our travel service providers and restaurants. As consumers increasingly turn to mobile and other smart devices, we also depend on consumers' access to the internet through mobile carriers and their systems. Disruptions in internet access, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We have computer hardware for operating our services located in hosting facilities around the world. We do not have a comprehensive disaster recovery plan in every geographic region in which we conduct business, and these systems and operations are vulnerable to damage or interruption from human error, misconduct, or catastrophic events. In the event of any disruption of service at such facilities or the failure by such facilities to provide our required data communications capacity, we may not be able to switch to back-up systems immediately and it could result in lengthy interruptions or delays in our services. In addition to placing increased burdens on our engineering staff, these outages could create a significant amount of consumer questions and complaints that need to be addressed by customer support. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brands, increase customer service costs, or result in lost business, any of which could adversely effect our business and results of operations. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

We have experienced targeted and organized malware, phishing, and account takeover attacks, and may in the future experience these and other forms of attack such as ransomware, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system), and attempts to use our websites as a platform to launch a denial-of-service attack on another party. Our existing security measures may not be successful in preventing attacks on our systems. For instance, from time to time, we have experienced denial-of-service type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. Our existing IT business continuity and disaster recovery practices are less effective against certain types of attacks such as ransomware, which could result in our services being unavailable for an extended period of time, nullify our data, expose our payment card and personal data, or expose us to an extortion attempt. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. We use sophisticated technology to identify cybersecurity threats; however, a cyberattack may go undetected for a period of time resulting in harm to our computer systems and the loss of data. This could result in financial penalties being imposed by the regulators and reputational harm. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches. Successful attacks could result in significant interruptions in our operations, severe damage to our information technology infrastructure, negative publicity, damage our reputation, and prevent consumers from using our services during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business, and results of operations.

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

Our business relies on a global supply chain of third party services providers and we are exposed to risks because we rely on the resilience, security, and legal compliance of their products and services.

We rely on certain third-party computer systems and third-party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car, and airline industries in connection with providing some of our services. Any damage to, breach of or interruption in these third-party services and systems or deterioration in their performance could prevent us from booking related accommodation, rental car, and airline reservations and have a material adverse effect on our business, brands, and results of operations. Third party business partners, service providers, and consultants may be given access to our computer networks. A cyberattack against one of these third parties that compromises their credentials may result in unauthorized access to our systems and data, resulting in a cyberattack against us. Furthermore, our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.

Consumers generally are concerned with security and privacy on the internet, and any publicized privacy and security problems could negatively affect consumers' willingness to provide private information or effect online commercial transactions generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. A security breach at any third-party that we conduct business with, such as the security breach experienced by Intercontinental Hotels Group Plc. in September 2022, could be perceived by consumers as a security breach of our systems and could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability, and subject us to regulatory penalties and sanctions, even if we had no direct involvement in the breach. In addition, such third parties may not comply with applicable disclosure requirements or with parameters within which we permit them to process data, which could expose us to liability.

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

As an international business providing reservation and marketing services around the world, we are subject to income taxes and non-income-based taxes. Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and we may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions. If current or future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition, and cash flows. See Notes 15 and 16 to our Consolidated Financial Statements for more information regarding certain tax matters and tax contingencies.

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

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act introduced a tax on 50% of global intangible low-taxed income ("GILTI"), which is income determined to be in excess of a specified routine rate of return on qualifying business assets. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be adversely affected. The interpretation and implementation of the Tax Act and regulations, rules, or guidance that have been or may be adopted under, or result from, the Tax Act have had and could have a negative impact on our results of operations and cash flows. In August 2022, the Inflation Reduction Act was enacted into law in the United States. The key tax provisions applicable to us are a 15% corporate minimum tax on book income and a 1% excise tax on stock repurchases, both of which are effective January 1, 2023. The interpretation and implementation of these provisions could have a negative impact on our results of operations and cash flows. In addition, increases in the U.S. corporate income tax rate, increasing the percentage of GILTI subject to tax in the United States, or other changes included in any adopted U.S. federal tax legislation could have a negative impact on our results of operations and cash flows.

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

Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden, and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") has been working on the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices. This project could change various aspects of the existing rules under which our tax obligations are determined in many of the countries in which we do business. In 2021, more than 130 countries agreed to a new OECD framework on BEPS that, among other provisions, includes proposed changes to how the right to tax income would be allocated among countries and imposes a 15% global minimum tax. The OECD recently issued additional commentary related to the 15% minimum tax, including the intention that provisions be incorporated into law with an effective date of January 1, 2024. The rules for the calculation of the 15% minimum tax are complex and additional guidance continues to be issued by the OECD. Until member countries enact legislation implementing the 15% minimum tax, it is not certain how it will impact us.

Due to the large scale of our business activities outside of the United States, any changes in U.S. or international taxation of our activities, such as new definitions of permanent establishment, new nexus and profit allocation rules, or the combined effect of tax laws in multiple jurisdictions, may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance, and adversely affect our cash flows and results of operations.

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

Additionally, a number of jurisdictions in the United States and other countries have adopted or may adopt laws that require us to collect and remit travel transaction taxes on behalf of travel service providers, which in some instances may negatively impact our revenue and may be difficult to implement. Adverse tax decisions or new laws could have a material adverse effect on our business, margins, cash flows and results of operations.

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

The loss of the Innovation Box Tax benefit (or any material portion thereof), whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities no longer qualify, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in the future.

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

We have also been involved in investigations or inquiries involving consumer protection matters and we have previously made certain voluntary commitments to consumer authorities to resolve investigations or inquiries that have included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page, and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. To the extent that these or any other investigations or inquiries result in additional commitments, fines, damages, or other remedies, our business, financial condition, and results of operations could be harmed.

As markets evolve and NCAs or other governmental authorities continue to monitor our industry, investigations of the industry generally or of us specifically could occur and have occurred. While we believe that we are complying with our commitments, investigating authorities or third parties may determine that we are not complying with the commitments we have made and decide to pursue legal action to compel compliance or seek other remedies. Further, in September 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. We are cooperating with regulators where applicable, but we are unable to predict what, if any, effect any investigations or resolutions thereof, including the effect of any commitments we might make, will have on our business, industry practices, or online commerce more generally.

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

There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. France, Italy, Belgium, Portugal, and Austria have passed legislation prohibiting parity contract clauses in their entirety and, last year, a German court ruled that our narrow parity clauses are not permitted. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. The Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" ("VLOPs") under the DSA. If the European Commission determines that we are a gatekeeper or one of our brands is a VLOP, we will be subject to additional rules and regulations that may not be applicable to our competitors. For example, the DMA imposes new restrictions and requirements, including in areas such as parity arrangements and the usage of personal data across services, which could adversely impact our business. Designated gatekeepers will also need to establish an independent compliance function to monitor compliance with the DMA. An initial designation as a gatekeeper could take place later this year, and key requirements are expected to become enforceable against designated gatekeepers in early 2024. The requirements for gatekeepers are also subject to further interpretation and regulatory engagement, and such designation may be subject to a review process. Under the DSA, we may be required to collect more information from partners, which could disincentivize certain partners from using our services. Further, if one of our brands is designated a VLOP, it would be subject to additional scrutiny, obligations, and costs, such as payment of an annual supervisory fee, requirements to carry out annual risk assessments and independent audits, and needing to establish an independent compliance function. The DMA and DSA each have significant penalties for non-compliance.

The European Commission will designate VLOPs based on a platform's number of EU "monthly active recipients" ("MARs"). The European Commission requires counting users to whom information was displayed, even if a user does not make a transaction on the platform. The assessment of MARs and any other published information by our brands represents an estimate based on the data available to us and limited guidance, and is subject to limitations. The estimate is published solely as a requirement under the DSA, may be inaccurate, and should not be used for any other purpose. For information we consider relevant to the performance of our business, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our ability to provide our services and any future services is and will continue to be affected by legal regulations of national and local governments and regulatory authorities, many of which are evolving and subject to the possibility of new or revised interpretations. For example, we currently offer optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, optional room and flight cancellation insurance products, and we intend to offer additional trip-related insurance products in the future, which subjects us to certain insurance distribution regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Laws in some countries relating to data localization, registration as a travel agent, and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.

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

Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. Examples of these laws and regulations, which sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the DSA and DMA, and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, non-discrimination, human rights or anti-human trafficking laws and regulations, such as the U.K. Modern Slavery Act 2015, tax laws, anti-trust or competition laws, U.S., E.U., or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations have resulted in the past and could result in the future in fines, penalties, and/or criminal sanctions against us, our officers, or our employees and/or prohibitions on how or where we conduct business. Any such violations could delay or prevent potential acquisitions, and could materially damage our reputation, our brands, our global expansion efforts, our ability to attract and retain employees and business partners, our business, and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the parties with whom we conduct business could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Additionally, our employees in certain countries in Europe are represented by works councils and/or trade unions. We are required to consult with works councils on certain matters such as restructurings, acquisitions and divestitures, and other matters that could impact our labor force. Consultations may not be completed on terms satisfactory to us and, as a result, could result in increases in our cost of labor, diversion of management's attention away from operating our business, delays in certain initiatives, and expose us to claims and litigation. We are also subject to a variety of other regulatory, legal, and public policy risks and challenges in managing an organization operating in various countries, including those related to:

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

We have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance and our internal controls, and our size and operating history may increase the likelihood that we will be subject to regulatory scrutiny or audits by tax authorities in various jurisdictions. In addition, by virtue of Booking.com's size and presence in the Netherlands, it is required to have a supervisory board to oversee the strategy and operations of Booking.com. While the existence of the supervisory board has not had a material impact on our operations, under certain circumstances, this governance structure could require Booking.com to obtain supervisory board approval in order to take certain actions, which could result in delays or other unanticipated strategic or operational challenges.

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

As a greater percentage of our transactions involve us processing payments, our global systems and processes must be managed on a larger scale, which adds complexity, administrative burdens and costs, and increases the demands on our systems and controls, which could adversely affect our results of operations. In addition, as our payment processing activities continue to develop, we expect to be subject to additional regulations, including financial services regulations, which we expect to result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls, including, by way of example, those arising from the E.U.’s Payment Services Directive 2 and similar legislation. The implementation of these processes may result in increased compliance costs and administrative burdens.

Regulators (or we) may determine, and in some cases are likely to determine, that certain aspects of our business are subject to laws that govern payments activities, such as money transmission and online payments processing, which could require us to obtain licenses to continue to operate in certain jurisdictions or result in modification of our business plans. Regulations relating to operational resilience, banking, privacy, and security of our processes could also apply to us. Further, our payments systems are susceptible to illegal and improper uses, including money laundering, terrorist financing, fraudulent sales of goods or services, and transactions by or with sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable laws and regulations, and failure to maintain compliance could lead to fines or require us to modify or interrupt our business practices, plans, or operations, any of which could negatively impact our business, results of operations, and profit margins.

We are also subject to payment card association rules and obligations under our contracts with the card schemes and our payment card processors, and indirectly to the rules of payment systems in respect of credit (i.e., account to account) transfers. The rules of the card schemes and payment systems are updated in cycles, and we may need to adjust our systems and/or processes to comply with any updated obligations. Card association rules include the Payment Card Industry Data Security Standard (the "Standard"). Under the Standard and these association rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances in our agreements with the card schemes and in relation to the Standard, we are also subject to periodic audits, self-assessments, and other assessments of our compliance with the rules and obligations of the payment card associations and the Standard, which could result in additional expenses and administrative burdens. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Additionally, compliance with the Standard may not prevent all security incidents. If we are fined or required to pay additional processing fees or if our ability to accept payment cards is restricted in any way as a result of our failure to comply with these payment card industry rules, or otherwise, it could adversely impact our business, results of operations, and profit margins.

We rely on banks, card schemes, and other payment processors to execute certain components of the payments process. For inbound payments, we pay these third parties interchange fees and other processing and gateway fees to help facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms or if these fees are increased for any reason, our profit margin, business, and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations, consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business, and results of operations.

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

We face risks relating to our environmental, social, and governance ("ESG") objectives, including climate related commitments we have made that require us to invest effort, resources, and management time, and failing to meet those objectives may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us.

Investors, proxy advisory services, regulatory authorities, and other stakeholders are increasingly focused on our ESG practices. We have made climate related commitments to reduce our scope 1 & 2 emissions by 95% and our scope 3 emissions by 50% by the end of 2030, and to achieve net zero by 2040. Additionally, we committed to making it easier for our customers to find more sustainable trip options and we continue to work on enhancing related disclosure of goals, progress, and other ESG matters.

Our ability to achieve ESG goals and initiatives is subject to risks including: (1) the availability and cost of limiting or offsetting our use of carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards and disclosures, (3) our ability to work with partners and providers that can meet our sustainability and other standards, (4) the availability of vendor or other third-party data, (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations on our ESG goals, and (6) customers’ actual demand for ESG-oriented product offerings, which may be more expensive and less available than other options. We may need to invest significant effort, resources, and time to progress our ESG objectives, including our climate commitments, and external factors such as rapidly changing regulations, policies, and related interpretation may arise that may lead us to revise our timelines, commitments, or how we measure and report ESG data. For example, stricter regulation related to certification schemes applicable to sustainability labels under consideration in Europe could impact our Travel Sustainable program commitments.

If our ESG practices do not meet evolving investor or other stakeholder expectations or regulatory requirements, then our reputation, ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our ESG-related objectives or to satisfy various reporting standards could expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders, and adversely impact our business, brands, or reputation.

We face risks related to our intellectual property.

We regard our intellectual property as important to our success, and we rely on intellectual property such as trademarks, copyrights, patents, and trade secrets to support our business as well as domain names or other intangible rights or property secured through purchase, licensing or other agreements with our employees, travel service providers, partners, and other parties. We have filed various applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in several jurisdictions. Further, in the future we may acquire additional intellectual property portfolios, which could require significant cash expenditures. However, we may choose not to register or otherwise protect some of our intellectual property and instead rely on trade secret or other means of protection. We have licensed in the past, and may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. We also have procured various intellectual property licenses from third parties. Effective intellectual property protection may not be available in every country in which our services are made available, particularly in certain jurisdictions in which we operate in which theft of intellectual property may be more prevalent. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.

We believe that our intellectual property rights help to protect our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights or our intellectual property rights may not be sufficient to effectively protect our business, which could adversely affect our business, brands, and results of operations.

From time to time, in the ordinary course of our business, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us. Successful infringement claims against us could result in a significant monetary liability and/or prevent us from operating our business, or portions of our business, or require us to change business practices or develop non-infringing alternatives, which could require significant effort and expense. In addition, resolution of claims may require us to obtain licenses to intellectual property rights belonging to third parties, which may be expensive to procure, or possibly require us to cease using those rights altogether. Any of these events could have an adverse effect on our business, results of operations, and financial condition.

Our use of "open source" software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

We periodically use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations, or financial condition, and could help our competitors develop services that are similar to or better than ours.

Regulations and policies impacting the way corporations use cookies and other online tracking technologies could negatively impact the way we do business.

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

Google Chrome has announced that they will not permit the use of third-party cookies on Chrome by the end of 2024 and other browsers have already stopped their use. Apple has begun to require app developers to gain consent to use the IDFA and other identifiers with their own consent framework. Apple’s paying iCloud customers who update to current versions of iOS, iPadOS and OS X have access to iCloud+ Private Relay when using the Safari browser to hide such user's IP address from websites. These initiatives impact a small portion of our digital advertising practices. These changes are not unique to the digital advertising at our Company. While we believe that our primary performance marketing spend will not be directly impacted by these changes, we are prepared to utilize alternative digital marketing techniques for the portion of our marketing spend that could be impacted.

In addition, many jurisdictions have adopted regulations governing the use of cookies. For example, in the EU, the ePrivacy Directive regulates the use of cookies and similar technologies, including limitations on the use of data and guidelines for enabling users to accept or reject cookies. Authorities may assert, and in some cases are likely to determine, that our collection, use, or management of customer and other data is inconsistent with laws and regulations, including laws that apply to cookies or similar technology, and there may be significant penalties for non-compliance. In the EU, the ePrivacy Directive is implemented in national laws as a result of which different interpretations and requirements apply on a country by country basis. EU regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies and may impose specific measures which could impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. In the U.S., disclosure requirements and limitations may apply to the use of certain cookies and other online tracking technologies deemed to be sales of personal information under the CCPA or other state laws. If these regulations impair our ability to serve customers optimally or if we are less effective than our competitors in addressing these issues, our ability to improve performance on our platforms, business, market share, and results of operations could be adversely affected. Further, any failure to comply with evolving privacy regulations, guidance, and interpretations could result in significant fines, government enforcement actions, private litigation, and harm to our business, results of operations, or reputation.

Financial Risks

Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. Increased volatility in the financial and securities markets in recent years has generally made access to capital less certain. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital, and the cost of any financing would be negatively impacted. We currently have $2.0 billion available under our revolving credit facility, which provides an additional potential source of liquidity. The revolving credit facility contains certain financial covenants, compliance with which is a condition to our ability to borrow thereunder. There can be no assurance that we will be able to meet the covenant requirements at any particular time, and our ability to borrow under the revolving credit facility depends on such compliance. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance.
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

Recent years have seen volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar, and other currencies. Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues, and results of operations.

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

•announcements of significant business or operational changes by us or our competitors;

•loss of a major travel service provider participant, such as a hotel chain, rental car company, or airline, from our services;

•changes in the status of our intellectual property rights;

•lack of success in expanding our business;

•business interruptions, such as may result from catastrophes or other events;

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

The trading prices of technology company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of technology or e-commerce or travel companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors, such as market fluctuations or political and economic conditions, may decrease the market price of our common stock, regardless of our operating performance. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.

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

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which may be amplified if our cash flow and earnings decrease, and which could include:

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting our results of operations and financial condition, many of which are beyond our control. Further, we may not have access to equity or debt markets or other sources of financing, or such financing may not be available to us on commercially reasonable terms, to repay or refinance our debt as it comes due or, in the case of our convertible notes, upon conversion.

The value of our investments could decline, which could adversely affect our financial condition and results of operations.

We maintain an investment portfolio of various and diverse holdings. Our portfolio typically includes marketable debt securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Credit losses, impairments, and changes in the fair values of our investments could be volatile and they have had, and are likely to continue to have, a significant impact on our quarterly net income (or loss). See Notes 5 and 6 to our Consolidated Financial Statements.

Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding, or their technologies, services, or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for such securities. If we determine that any of our equity investments in such companies have experienced a decline in value, we are required to recognize the change in the Consolidated Statements of Operations. For investments classified as debt securities, any decline in value attributed to credit losses is also recognized in the Consolidated Statements of Operations.

We could lose the full amount of any of our investments, and impairment of our investments have previously and could in the future have a material adverse effect on our financial condition and results of operations.

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

Item 3.  Legal Proceedings

A description of any material legal proceedings to which we are a party is included in Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated into this Item 3 by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BKNG."

Holders

At February 16, 2023, there were approximately 130 shareholders of record of Booking Holdings Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. Our revolving credit facility includes a covenant that restricts us from declaring or making any cash distribution or repurchasing any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. At December 31, 2022, we were in compliance with the relevant maximum leverage ratio covenant. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2022 of an investment of $100 in cash on December 31, 2017 for our common stock and an investment of $100 in cash on December 31, 2017 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index, and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	Booking Holdings Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2017	100.00	100.00	100.00	100.00
2018	99.12	97.16	95.62	89.34
2019	118.18	132.81	125.72	126.80
2020	128.17	192.47	148.85	174.13
2021	138.07	235.15	191.58	170.44
2022	115.97	158.65	156.89	103.35

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 —	340,381	(1)	$1,748	340,381	$5,646,693,772	(1)
October 31, 2022	13	(2)	$1,664	N/A	N/A
	—
November 1, 2022 —	421,097	(1)	$1,947	421,097	$4,826,709,181	(1)
November 30, 2022	1,828	(2)	$2,013	N/A	N/A

December 1, 2022 —	468,326	(1)	$1,991	468,326	$3,894,328,381	(1)
December 31, 2022	792	(2)	$1,945	N/A	N/A
Total	1,232,437			1,229,804	$3,894,328,381
(1)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended December 31, 2022 to previously withheld share amounts (addition of ten shares) that reflect changes to the estimates of employee tax withholding obligations.

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

Overview

Our mission is to make it easier for everyone to experience the world. We connect consumers who wish to make travel reservations with travel service providers around the world through our online platforms. We offer these services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK, and OpenTable. See Note 1 to our Consolidated Financial Statements for information on our operating segments. See Note 17 to our Consolidated Financial Statements for information related to revenue by geographic area.

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from advertising services, restaurant reservations and restaurant management services, and various other services, such as travel-related insurance revenues.

Trends

The COVID-19 pandemic and the resulting implementation of travel restrictions by governments around the world resulted in a significant decline in travel activities and consumer demand for related services. Accommodation room nights, which include the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in 2020. Since the beginning of the second quarter of 2020 and through 2022, changes in accommodation room nights versus the comparable period in 2019 have generally improved as government-imposed travel restrictions have eased, vaccines and other medical interventions have become more widespread, and consumer demand for travel has generally rebounded. In 2021, room nights were 66% higher than in 2020 but still 30% lower than in 2019. On a regional basis, considering where the traveler is booking from, North America was the only region in 2021 to have room nights increase versus 2019. In 2022, global room nights were 52% higher than in 2021 and 6% higher than in 2019. The year-over-year growth in room nights in 2022 was driven primarily by the continued recovery in Europe, Asia, and Rest of World, as well as by continued growth in North America.

The comparison of room nights in 2021 and 2022 to the comparable period in 2019 avoids the distortion created from comparing to a prior year period that was significantly impacted by the COVID-19 pandemic.

Quarterly Room Nights and Change versus 2019

In early March 2022, following Russia's invasion of Ukraine, we suspended the booking of travel services in Russia and Belarus. This led to the loss of new bookings from bookers in these countries. Excluding room nights from bookers in Russia, Ukraine, and Belarus in both 2022 and 2019, our overall room nights in 2022 were up about 10% versus 2019.

We have observed an improvement in cancellation rates since the high in April 2020, though we have seen periods of elevated cancellation rates typically coinciding with significant increases in COVID-19 cases and newly imposed travel restrictions. The cancellation rate in 2022 improved compared to the cancellation rates in 2021 and 2019. In 2022, a higher share of our room nights were booked with flexible cancellation policies, as compared to 2019 and 2021, which could result in higher cancellation rates in future periods.

Because we recognize revenue from bookings when the traveler checks in, our reported revenue is not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expense at the time a booking is made even though that booking could be canceled in the future if it was booked under a flexible cancellation policy. There are many factors in addition to cancellation rates that contribute to marketing efficiency including average daily rates ("ADRs"), costs per click, foreign currency exchange rates, our ability to convert paid traffic to booking consumers, the timing and effectiveness of our brand marketing campaigns, and the extent to which consumers come directly to our platforms for bookings. Significant increases in cancellation rates such as those experienced during the second quarter of 2020 may increase our customer service costs.

Since the second quarter of 2020, government-imposed travel restrictions have generally limited international travel (travelers booking a stay at a property located outside their own country) more than domestic travel (travelers booking a stay within their own country). We believe the continued easing of government-imposed travel restrictions in many countries throughout the world in 2022 helped drive an increase in the mix of our room nights booked for international travel versus 2021, however, the mix remained below 2019 levels.

We saw an increase in the mix of our room nights booked on a mobile device in 2022 compared to 2019. When comparing 2022 to 2021, we saw a decrease in the mix of our room nights booked on a mobile device in 2022 due to a year-over-year increase in the mix of our room nights booked for international travel and a year-over-year expansion of the booking window. Room nights booked on a mobile device generally have a lower mix of international travel and a shorter booking window than room nights booked on a desktop. The mix of our room nights booked on a mobile app in 2022 was above 2019 and 2021. We continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with consumers. The revenue earned on a transaction from a mobile device may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and have lower accommodation ADRs.

Our global ADRs increased approximately 25%, on a constant currency basis, in 2022 as compared to 2019, driven primarily by higher ADRs for accommodations located in Europe as well as increases in ADRs across all other regions as compared to 2019. In addition, we estimate that our global ADRs in 2022, as compared to 2019, benefited by approximately two percentage points from changes in the geographical mix of our business driven primarily by slower room night recovery in Asia, which is a low ADR region, and stronger room night performance in North America, which is a high ADR region. Our global ADRs increased approximately 15%, on a constant currency basis, in 2022 as compared to 2021, driven primarily by higher ADRs in Europe as well as increases in ADRs across all other regions as compared to 2021. The increase in our global ADRs in 2022, as compared to 2021, was negatively impacted by approximately three percentage points from changes in geographical mix in our business driven primarily by stronger year-over-year room night growth in Asia and lower year-over-year room night growth in North America.

Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time. Those declining ADR trends resulted in accommodation gross bookings growing less than room nights. As the travel market continues to recover from the impact of the COVID-19 pandemic and with all regions experiencing general inflation in prices, we have seen travel industry ADRs generally increasing from pandemic lows in 2020. While our ADRs have continued to increase in 2022 as compared to 2019, it remains highly uncertain what the trend in industry ADRs will look like going forward.

We focus on relentless innovation to grow our business by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As part of these ongoing efforts, we have a long-term strategy to build a seamless offering of multiple elements of travel, allowing us to provide a more tailored and flexible consumer experience, which we refer to as the "Connected Trip," and we expect these efforts to increase room night growth and revenue growth over time. We may see a negative impact on our operating margins in the near term as we incur the expenses associated with Connected Trip-related investments. Further, to the extent our non-accommodation services (e.g., airline ticket reservation services) have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com, and enable our long-term Connected Trip strategy, Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Consolidated Statements of Operations, as well as associated incremental revenues (e.g., credit card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. The mix of our gross bookings generated on a merchant basis was 44% in 2022, an increase from 34% in 2021 and 27% in 2019.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $6.0 billion in 2022, up 58% versus 2021 and up 21% versus 2019 as a result of the improving demand environment and our efforts to invest in marketing. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services, and affiliate marketing to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), and online display advertising.

Marketing efficiency, expressed as marketing expense as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. In recent years, we observed periods of stable or increasing ROIs. Although it is difficult to predict how performance marketing ROIs will change in the future, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and anticipated repeat rates.

Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. Marketing expenses as a percentage of total gross bookings in 2022 were lower than 2019 despite lower performance marketing ROIs due to an increase in the share of room nights booked by consumers coming directly to our platforms. Performance marketing ROIs were lower in 2022 versus 2019 due to our efforts to invest in marketing during the recovery in the travel industry in 2022. See Part I, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business," and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com due in part to the availability of a large number of properties through Booking.com. Booking.com included over 2.7 million properties on its website at December 31, 2022, consisting of over 400,000 hotels, motels, and resorts and approximately 2.3 million alternative accommodation properties (including homes, apartments, and other unique places to stay), and representing an increase from approximately 2.4 million properties at December 31, 2021. The year-over-year increase in total properties was driven primarily by an increase in alternative accommodation properties.

The mix of Booking.com’s room nights booked for alternative accommodation properties in 2022 was approximately 30%, up slightly versus 2019 and 2021. We have observed an overall longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of alternative accommodation properties available to consumers on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, the price of the travel service is the primary factor determining whether a consumer will book a reservation. Discounting and couponing (i.e., merchandising) occurs across all of the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenue as a percentage of gross bookings. Total revenue as a percentage of gross bookings was negatively impacted by investments in merchandising in 2022 compared to 2021 and 2019.

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts. As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Currently, rates for this tax range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expense in the Consolidated Statements of Operations, have negatively impacted our results of operations. While the Organisation for Economic Co-operation and Development has been working on multinational tax changes that could require all member parties to remove all digital services taxes, the timing for completion of that project has been delayed and many details remain uncertain. If that project is significantly delayed or not completed more countries could implement digital services taxes, which could negatively impact our results of operations and cash flows. For more information, see Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business. For example, the Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" under the DSA. For more information on the impacts of regulations on our business, see Note 16 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws, rules, and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify."

Our businesses outside of the U.S. (see Note 17 to our Consolidated Financial Statements) represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, the U.S. Dollar strengthened in 2022 versus both the Euro and British Pound Sterling by 11% and 10%, respectively, as compared to 2021. As a
result of the movements in foreign currency exchange rates, both the absolute amounts of and percentage changes in our    foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by 56% in 2022 as compared to 2021, but without the impact of changes in foreign currency exchange rates our total revenue increased year-over-year on a constant-currency basis by approximately 71%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Consolidated Statements of Operations (see Notes 12 and 21 to our Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates. For more information, see Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. See Note 6 to our Consolidated Financial Statements for additional information related to our derivative contracts.

Other Factors

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

The competition for technology talent in our industry is intense, including among established technology companies, startups, and companies transitioning to digital, and this level of competition could continue in the future. As a result of the competitive labor market and inflationary pressure on compensation, our personnel expenses to attract and retain key talent are increasing, which may adversely affect our results of operations. See Part I, Item 1A, Risk Factors - "We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain, and motivate well-qualified employees, our business would be harmed."

Outlook

In January 2023, we saw an improvement in the monthly room night growth rate versus 2019 relative to the fourth quarter of 2022, with room nights growing about 26% versus January 2019, driven primarily by improvements in Europe, Rest of World, and Asia. On a year-over-year basis, room night growth in January 2023 was 60%, due in part to the negative impact of the Omicron variant on January 2022 room nights. While there continues to be uncertainty around the month to month trends, we assume that room night growth in the first quarter of 2023 will grow by over 30% relative to the first quarter of 2022. Given that assumption for room night growth, we expect the following for the first quarter of 2023:
•the year-over-year growth in gross bookings will be about four percentage points better than the year-over-year growth in room nights;
•revenues as a percentage of gross bookings will be higher than it was in the first quarter of 2022; and
•operating profit will be higher than in the first quarter of 2022.

For the full year, assuming gross bookings increase in 2023 compared to 2022 by a low teens percentage, we expect the following for full-year 2023:
•revenues as a percentage of gross bookings will be higher than it was in 2022; and
•operating profit will be higher than in 2019 and 2022.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our significant accounting policies and estimates are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of `certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the following:

Valuation of Investments in Private Companies

See Notes 2, 5, and 6 to our Consolidated Financial Statements for additional information related to the investments in private companies and information on fair value measurements, including the three levels of inputs to the valuation techniques used to measure fair value. When inputs that are observable, either directly or indirectly (observable market data), are available at the measurement date and are not significantly adjusted using unobservable inputs, the observable inputs would be classified as Level 2 inputs. When little or no market data is available, the fair value of these investments are measured using unobservable inputs ("Level 3 inputs").

Our investments measured using Level 3 inputs primarily consist of investments in privately-held companies that were classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. We use valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity to the valuation date or the volume or other terms of these financing transactions, we may also use other valuation techniques to supplement this data, including the income approach. When a recent financing transaction occurs and represents fair value, we also use the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company's own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction as well as any more recent observed transactions in the instruments issued by the investee company.

In July 2021, Yanolja announced a new round of funding which was completed in October 2021 along with certain other transactions. As a result of these observable transactions, we increased the carrying value of our investment in Yanolja to

$306 million as of December 31, 2021. During the three months ended June 30, 2022, considering the significant adverse changes in the market valuations of companies in the travel and technology industries, we evaluated our investment in Yanolja for impairment and recognized an impairment charge of $184 million resulting in an adjusted carrying value of $122 million at June 30, 2022 and December 31, 2022. As discussed below, we used unobservable inputs to determine fair value. We used a combination of the market approach and the income approach in estimating the fair value of our investment in Yanolja as of June 30, 2022. The market approach estimates value using prices and other relevant information generated by market transactions involving identical or comparable companies. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used in estimating the fair value of our investment in Yanolja as of June 30, 2022 include, for the market approach, percentage decrease in the calibrated earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiple (36%) and for the income approach, the weighted average cost of capital (10%-14%) and terminal EBITDA multiple (14x-16x). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital would result in a directionally opposite change in the fair value.

The determination of the fair values of investments in private companies, where we are a minority shareholder and have access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates used. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in our valuation, which may result in a need to recognize additional impairment charges that could have a material adverse effect on our results of operations.

Valuation of Goodwill and other Long-lived Assets

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable. When we deem appropriate, we utilize assistance from third-party valuation firms. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective values at the acquisition date. The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination.

A substantial portion of our intangible assets and goodwill relates to the acquisitions of OpenTable, KAYAK, and Getaroom. See Note 18 to our Consolidated Financial Statements for additional information related to the acquisition of Getaroom in December 2021.

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

The estimation of fair values of our reporting units reflect numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit’s expected growth rates and operating margin and the competitive environment, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. Generally, changes in the assumptions used for comparable company multiples would result in directionally similar changes in the fair value and changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. The estimation of fair value requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used. During 2022, there have been significant adverse changes in the market valuation of companies in the travel and technology industries. Discount rates have also been impacted during the period due to rising interest rates and adverse changes in the macroeconomic environment. Future events and changing market conditions, including economic uncertainties such as inflation, rising interest rates and risks of a potential recession, may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units, which may result in a need to recognize additional goodwill impairment charges that could have a material adverse effect on our results of operations.

During the year ended December 31, 2020, as a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company recorded significant goodwill impairment charges (described below) related to the OpenTable and KAYAK reporting unit. For the 2020 annual goodwill impairment test and subsequent annual tests, including as of September 30, 2022, the estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying comparable company multiples). The carrying value of goodwill assigned to the OpenTable and KAYAK reporting unit was $973 million as of September 30, 2022. Future events and changing market conditions, including adverse changes in discount rates and market comparables, may require us to revise our assumptions and estimate a lower fair value for the OpenTable and KAYAK reporting unit at a future date, which may result in a need to recognize additional goodwill impairment charges that could have a material adverse effect on our results of operations. If the discount rate used in the income approach as of September 30, 2022 increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2022, would have ranged from a decrease of approximately $98 million to an increase of approximately $111 million. If the comparable company multiple used in the market approach as of September 30, 2022 increases or decreases by 1x, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2022, would have ranged from an increase of approximately $159 million to a decrease of approximately $159 million.

2020 Interim Goodwill Impairment Test

Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 2), we performed an interim period goodwill impairment test at March 31, 2020 and recognized a goodwill impairment charge of $489 million related to the OpenTable and KAYAK reporting unit for the three months ended March 31, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.

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

The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying comparable company multiples). The income approach, applied as of September 30, 2020, reflected a reduction in the forecasted cash flows of OpenTable and KAYAK and a longer assumed recovery period to 2019 levels of profitability, driven primarily by a lowered outlook for monetization opportunities in restaurant reservation services and slower than previously expected recovery trends for airline travel, which is a key vertical for KAYAK. For the interim goodwill impairment test at March 31, 2020, we assumed a recovery to 2019 levels of financial performance would occur in 2023 for OpenTable and KAYAK. Based on our evaluation of all relevant information available as of September 30, 2020 for the annual goodwill impairment test, we expected at the time that OpenTable and KAYAK would not return to the 2019 level of profitability within five years from that date, and that it was uncertain whether the shape of the recovery would ultimately match our expectations. An increase or decrease of one percentage point to the profitability growth rates used in the cash flow projections would have resulted in an increase or decrease of approximately $100 million to the estimated fair value of OpenTable and KAYAK as of September 30, 2020. The discount rate is determined based on the reporting unit’s estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. The discount rate used for the annual goodwill impairment test as of September 30, 2020 was higher than the discount rate used for the interim goodwill impairment test as of March 31, 2020. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2020, would have ranged from a decrease of approximately $65 million to an increase of approximately $70 million.

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

See Notes 15 and 16 to our Consolidated Financial Statements for additional information.

Contingencies

Loss contingencies (other than income tax-related contingencies disclosed above) arise from actual or possible claims and assessments and pending or threatened litigation that may be brought against us. Based on our assessment of loss contingencies at each balance sheet date, a loss is recorded in the financial statements if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If the amount of the loss cannot be reasonably estimated, we disclose information about the contingency in the financial statements. We also disclose information in our financial statements about reasonably possible loss contingencies.

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

See Note 16 to our Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for details, which is incorporated into this Item 7 by reference thereto.

Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period operating and financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates. Foreign exchange rate fluctuations negatively impacted our year-over-year growth in gross bookings, revenues, and operating expenses for the year ended December 31, 2022. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services. Specifically, reservations of room nights, rental car days, and airline tickets capture the volume of units booked through our online travel companies' ("OTC") brands by our travel reservation services customers. Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked through our OTC brands by our customers, net of cancellations, and is widely used in the travel business. Our non-OTC brands (KAYAK and OpenTable) have different business metrics from those of our OTC brands, so search queries through KAYAK and restaurant reservations through OpenTable do not contribute to our gross bookings.

Room nights, rental car days, and airline tickets reserved through our services for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Room nights	896	591	51.6%
Rental car days	62	47	30.7%
Airline tickets	23	15	49.9%

Room nights, rental car days, and airline tickets reserved through our services increased significantly in 2022 compared to 2021, due primarily to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic lessened in 2022 versus 2021.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our agency and merchant categories for the years ended December 31, 2022 and 2021 were as follows (numbers may not total due to rounding):

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Agency gross bookings	$67,379	$50,741	32.8%
Merchant gross bookings	53,873	25,845	108.4%
Total gross bookings	$121,253	$76,586	58.3%

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided, while merchant gross bookings are derived from services where we facilitate payments. Agency and merchant gross bookings increased in 2022 compared to 2021 due primarily to the continued improvement in travel demand trends. Merchant gross bookings increased more than agency gross bookings due to the expansion of merchant accommodation reservation services at Booking.com.

The year-over-year increase in gross bookings in 2022 was due primarily to the increase in room nights and the increase in accommodation ADRs of approximately 15% on a constant-currency basis, partially offset by the negative impact of foreign exchange rate fluctuations. Gross bookings resulting from reservations of airline tickets increased 86% year-over-year in 2022 due to higher unit growth and ticket price increases. Gross bookings resulting from reservations of rental car days increased 26% year-over-year in 2022 due primarily to higher unit growth.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers.

Revenues from online travel reservation services are classified into two categories:

•Agency. Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions from our accommodation, rental car, and airline reservation services. Substantially all of our agency revenue is from Booking.com's accommodation reservations.

•Merchant. Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues are derived from transactions where travelers book accommodation, rental car, airline reservations, and other travel related services. The majority of our merchant revenue is from Booking.com's accommodation reservations. Merchant revenues include:

◦travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers, including the impact of merchandising, less the amount owed to travel service providers) in connection with our merchant reservation services;

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

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Agency revenues	$9,003	$6,663	35.1%
Merchant revenues	7,193	3,696	94.6%
Advertising and other revenues	894	599	49.4%
Total revenues	$17,090	$10,958	56.0%

Agency, merchant, and advertising and other revenues increased in 2022 compared to 2021 due primarily to the continued improvement in gross bookings as the impact of the COVID-19 pandemic lessened in 2022 versus 2021, partially offset by the negative impact of foreign exchange rate fluctuations. Merchant revenues in 2022 increased more than agency revenues due to the expansion of merchant accommodation reservation services at Booking.com.

Total revenues as a percentage of gross bookings was 14.1% in 2022, down from 14.3% in 2021 due to investments in merchandising and an increase in the mix of airline ticket gross bookings, partially offset by increased revenues from facilitating payments.

Operating Expenses

Marketing Expenses

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Marketing expenses	$5,993	$3,801	57.6%
% of Total gross bookings	4.9%	5.0%
% of Total revenues	35.1%	34.7%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•referrals from meta-search and travel research websites;
•affiliate programs;
•offline and online brand marketing; and
•other performance-based marketing and incentives.

We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. We rely on our marketing channels to generate a significant amount of traffic to our websites. Our marketing expenses, which are substantially variable in nature, increased significantly in 2022 compared to 2021, due primarily to the continued improvement in travel demand as the impact of the COVID-19 pandemic lessened in 2022 versus 2021. Marketing expenses as a percentage of total gross bookings decreased slightly in 2022 compared to 2021 due to year-over-year increases in the mix of direct traffic, partially offset by year-over-year decreases in performance marketing ROIs. Performance marketing ROIs were lower in 2022 versus 2021 due to our efforts to invest in marketing during the recovery in the travel industry in 2022.

Sales and Other Expenses

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Sales and other expenses	$1,818	$881	106.3%
% of Total gross bookings	1.5%	1.2%
% of Total revenues	10.6%	8.0%

Sales and other expenses consist primarily of:
•credit card and other payment processing fees associated with merchant transactions;
•fees paid to third parties that provide call center, website content translations, and other services;
•chargeback provisions and fraud prevention expenses associated with merchant transactions;
•provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers; and
•customer relations costs.

Sales and other expenses, which are substantially variable in nature, increased significantly in 2022 compared to 2021, due primarily to an increase in merchant transaction costs of $573 million, and an increase in third-party call center costs of $235 million. Merchant transactions increased year-over-year in 2022 due to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic lessened in 2022 versus 2021, as well as the expansion of merchant accommodation reservation services at Booking.com. The year-over-year increase in third-party call center costs in 2022 was due in part to the transfer of certain customer service operations of Booking.com to Majorel, which shifted costs from personnel expenses to sales and other expenses.

Personnel

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Personnel	$2,465	$2,314	6.5%
% of Total revenues	14.4%	21.1%

Personnel expenses consist primarily of:
•salaries;
•bonuses;
•stock-based compensation;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses, excluding stock-based compensation, increased 6% in 2022 compared to 2021, due to an increase in salary expense of $139 million and an increase in bonus expense accruals of $66 million, partially offset by the $136 million expense, recorded in 2021, associated with the return of government assistance received through various government aid programs. Employee headcount of approximately 21,600 as of December 31, 2022 increased by 6% as compared to December 31, 2021. Personnel expenses in 2022 and employee headcount as of December 31, 2022 were reduced due to the transfer of certain customer service operations of Booking.com to Majorel which shifted costs from personnel expenses to sales and other expenses. Stock-based compensation expense was $404 million in 2022 compared to $370 million in 2021.

General and Administrative

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
General and administrative	$934	$620	50.9%
% of Total revenues	5.5%	5.7%

General and administrative expenses consist primarily of:
•indirect taxes such as digital services taxes and travel transaction taxes;
•fees for outside professionals;
•occupancy and office expenses; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased in 2022 compared to 2021 due to an increase of $167 million in indirect taxes driven by higher digital services taxes, as well as the $46 million accrual related to the potential settlement of an Italian indirect tax matter. See Note 16 to our Consolidated Financial Statements. The year-over-year increase in general and administrative expenses was also driven by an increase of $75 million in personnel-related expenses and an increase of $53 million in fees for professional services. The year-over-year increase in digital services taxes was driven by the improvement in revenue.

Information Technology

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Information technology	$526	$412	27.6%
% of Total revenues	3.1%	3.8%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•cloud computing costs and outsourced data center costs;
•payments to contractors; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased in 2022 compared to 2021 due to increased cloud computing costs, payments to contractors, and software license fees.

Depreciation and Amortization

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Depreciation and amortization	$451	$421	6.9%
% of Total revenues	2.6%	3.8%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses increased in 2022 compared to 2021 due to increased amortization expense related to the acquisition of Getaroom, partially offset by decreased depreciation of computer equipment and leasehold improvements.

Restructuring, Disposal, and Other Exit Activities

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Restructuring, disposal, and other exit activities	$(199)	$13	*
% of Total revenues	(1.2)%	0.1%
* Not meaningful

Restructuring, disposal, and other exit activities in 2022 includes the gain of $240 million on the sale and leaseback transaction related to Booking.com's future headquarters building (see Note 10 to our Consolidated Financial Statements), partially offset by a loss of $41 million related to the transfer of certain customer service operations of Booking.com to Majorel. Restructuring, disposal, and other exit activities for the year ended December 31, 2021 principally relate to the restructuring charges as a result of restructuring actions taken in 2020 and are primarily related to employee severance and other termination benefits at Booking.com (see Note 19 to our Consolidated Financial Statements).

Interest Expense

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Interest expense	$391	$334	16.9%

Interest expense increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher interest rates relating to our cash management activities (with related income recorded in interest income) and the issuance of senior notes in November 2022. This was offset in part by the impact of the adoption on January 1, 2022 of the new accounting standards update for convertible instruments, the redemption of senior notes with higher interest rates in April 2021, and the maturity in September 2021 of convertible senior notes. The amortization of debt discount on convertible debt was recorded in Interest expense. With the adoption of the new accounting standards update, such amortization is not recorded in the financial statements for periods after January 1, 2022 (see Note 2 to our Consolidated Financial Statements).

Other Income (Expense), Net

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Other income (expense), net	$(788)	$(697)	13.1%

The following table sets forth the composition of "Other income (expense), net" for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in millions)	2022	2021
Interest and dividend income	$219	$16
Net losses on equity securities	(963)	(569)
Foreign currency transaction (losses) gains	(43)	111
Loss on early extinguishment of debt	—	(242)
Other	(1)	(13)
Other income (expense), net	$(788)	$(697)

See Note 21 to our Consolidated Financial Statements for additional information.

Interest and dividend income increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the impact of higher interest rates on cash management activities (with related expenses recorded in interest expense) and investment activities.

See Notes 5 and 6 to our Consolidated Financial Statements for additional information related to net losses on equity securities and the impairment of an investment in equity securities.

Foreign currency transaction (losses) gains for the year ended December 31, 2022 includes gains of $46 million related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $52 million on derivative contracts. Foreign currency transaction gains for the year ended December 31, 2021 includes gains of $135 million related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $30 million on derivative contracts.

Loss on early extinguishment of debt is related to our Senior Notes due April 2025 and our Senior Notes due April 2027 that were redeemed in April 2021 (see Note 12 to our Consolidated Financial Statements).

Income Taxes

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Income tax expense	$865	$300	188.6%
% of Income before income taxes	22.1%	20.5%

Our 2022 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, a valuation allowance recorded against deferred tax assets related to certain unrealized losses on equity securities, certain non-deductible expenses, and an increase in unrecognized tax benefits, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). Our 2021 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates and an increase in unrecognized tax benefits.

Our effective tax rate was higher for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower benefit resulting from the Netherlands Innovation Box Tax and higher valuation allowance recorded against deferred tax assets related to certain unrealized losses on equity securities, partially offset by lower international tax rates.

Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate was 7%. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of Booking.com's earnings during the years ended December 31, 2022 and 2021 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on our effective tax rates for these periods. For more information regarding the Innovation Box Tax, see Part I, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Results of Operations

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.

Liquidity and Capital Resources

Our financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. The COVID-19 pandemic and the resulting implementation of restrictive measures resulted in a significant decline in travel activities and consumer demand for related services, in 2020 in particular. For more information, see Note 2 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance."

Marketing expenses and personnel expenses are the most significant operating expenses for our business. We rely on marketing channels to generate a significant amount of traffic to our websites. See our Consolidated Statements of Operations and "Trends" and "Results of Operations" above for additional information on marketing expenses and personnel expenses including stock-based compensation expenses.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. If our credit ratings were to be downgraded, or financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations. For more information, see Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events."

At December 31, 2022, we had $15.2 billion in cash, cash equivalents, and short-term and long-term investments, of which approximately $9.3 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, Hong Kong Dollars, and British Pounds Sterling. Cash equivalents and short-term and long-term investments are principally comprised of money market fund investments, time deposits and certificates of deposit, government and corporate debt securities, equity securities of Meituan, Grab Holdings Limited ("Grab") and DiDi Global Inc. ("DiDi"), and our investments in private companies. We completed the sale of our investment in equity securities of Meituan in February 2023 and received gross proceeds of $1.7 billion. See Notes 5 and 6 to our Consolidated Financial Statements.

Deferred merchant bookings of $2.2 billion at December 31, 2022 represents cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

At December 31, 2022, we had a remaining transition tax liability of $811 million as a result of the Tax Act, which included $711 million reported as "Long-term U.S. transition tax liability" and $100 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next four years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us. In August 2022, the Inflation Reduction Act of 2022 was enacted into law in the United States. The key provisions applicable to us include a 15% corporate minimum tax on book income. In addition, see Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At December 31, 2022, there were no borrowings outstanding and $14 million of letters of credit issued under this revolving credit facility. The revolving credit facility contains a maximum leverage ratio covenant. After a 2020 amendment to the revolving credit facility, the permitted maximum leverage ratio is increased through and including the three months ending March 31, 2023 and we may not declare or make any cash distribution or repurchase any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. At December 31, 2022, we were in compliance with the relevant maximum leverage ratio covenant. There can be no assurance that we will be able to meet the maximum leverage ratio covenant at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the covenant.

In November 2022, the Company issued senior notes for an aggregate principal amount of 3.5 billion Euros with interest rates ranging from 4.0% to 4.75% and with maturity dates ranging from November 2026 to November 2034. The Company paid $19 million in debt issuance costs during the year ended December 31, 2022 related to the issuance of these senior notes. A portion of the proceeds from the issuance of these senior notes were used to repay the Senior Notes due November 2022 (the "November 2022 Notes"). In addition, we intend to repay the Senior Notes due March 2023 from these proceeds upon maturity. The remaining proceeds from the issuance of these senior notes are available to be used for general corporate purposes.

In November 2022, we repaid $778 million on the maturity of the November 2022 Notes. In March 2022, the Company repaid $1.1 billion on the maturity of Senior Notes due March 2022. In addition, the Company paid the applicable accrued and unpaid interest relating to these senior notes.

At December 31, 2022, we had outstanding senior notes with varying maturities for an aggregate principal amount of $12.5 billion, with $500 million payable within the next twelve months. The senior notes had a cumulative interest to maturity of $2.4 billion, with $365 million payable within the next twelve months. See Note 12 to our Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates and maturity dates.

During the year ended December 31, 2022, we repurchased shares of our common stock for an aggregate cost of $6.7 billion. At December 31, 2022, we had a total remaining amount of $3.9 billion authorized by our Board of Directors to repurchase our common stock. In February 2023, our Board authorized a program to repurchase up to an additional $20.0 billion of our common stock. We expect to complete repurchases under the two authorizations within the next four years, assuming we remain in compliance with the applicable maximum leverage ratio covenant under the credit facility amendment. The Inflation Reduction Act of 2022 has mandated a 1% excise tax on stock repurchases effective from January 1, 2023. See Notes 12 and 13 to our Consolidated Financial Statements. Stock repurchases subsequent to December 31, 2022 were approximately $542 million as of February 22, 2023.

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.7 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals.

In December 2022, we entered into a sale and leaseback transaction for Booking.com’s future headquarters building. The building was sold for an aggregate consideration of approximately 566 million Euros ($601 million) and we concurrently entered into an agreement to lease the building from the purchaser for an initial term of 16.5 years, with up to five renewal options of five years each. The annual base rent under the lease is 24 million Euros ($26 million) and will increase annually based on the consumer price index, subject to a specified ceiling. See Note 10 to our Consolidated Financial Statements for additional information.

At December 31, 2022, we had lease obligations of $867 million. See Note 10 to our Consolidated Financial Statements for more information on our obligations related to operating and financing leases. Additionally, at December 31, 2022, we had, in the aggregate, $378 million of non-cancellable purchase obligations individually greater than $10 million payable over the next five years, of which $143 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction.

At December 31, 2022 there were $452 million of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes.

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

Cash Flow Analysis

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Net cash provided by operating activities for the year ended December 31, 2022 was $6.6 billion, resulting from net income of $3.1 billion, a favorable net impact of $1.7 billion from adjustments for non-cash items and the gain on the sale and leaseback transaction, and a favorable net change in working capital and long-term assets and liabilities of $1.8 billion. Non-cash items were principally associated with net losses on equity securities, depreciation and amortization, stock-based compensation expense and other stock-based payments, deferred income tax benefit, provision for expected credit losses and chargebacks, and operating lease amortization. For the year ended December 31, 2022, deferred merchant bookings and other current liabilities increased by $3.7 billion, and accounts receivable increased by $1.2 billion, primarily due to increases in business volumes.

Net cash provided by operating activities for the year ended December 31, 2021 was $2.8 billion, resulting from net income of $1.2 billion, a favorable impact of $1.4 billion from adjustments for non-cash items and the loss on early extinguishment of debt, and a favorable net change in working capital and other long-term assets and liabilities of $269 million. Non-cash items were principally associated with net losses on equity securities, deferred income tax benefit, depreciation and amortization, stock-based compensation expense and other stock-based payments, and operating lease amortization. For the year ended December 31, 2021, accounts receivable increased by $1.0 billion and deferred merchant bookings and other current liabilities increased by $1.5 billion, primarily due to increases in business volumes.

Net cash used in investing activities for the year ended December 31, 2022 was $518 million, principally resulting from purchases of investments of $768 million, primarily in various corporate and government debt securities (see Note 5), as well as from purchases of property and equipment of $368 million. This was partially offset by proceeds from the sale and leaseback transaction of $601 million and proceeds from the sales and maturities of investments of $32 million. Net cash used in investing activities for the year ended December 31, 2021 was $1.0 billion, principally resulting from the acquisition of Getaroom of $1.2 billion and purchases of property and equipment of $304 million. This was partially offset by proceeds from the sales and maturities of investments of $508 million, net of purchases of $17 million.

Net cash used in financing activities for the year ended December 31, 2022 was $4.9 billion, almost entirely resulting from payments for the repurchase of common stock of $6.6 billion and payments on the maturity of debt of $1.9 billion. This was partially offset by the proceeds from the issuance of long-term debt of $3.6 billion. Net cash used in financing activities for the year ended December 31, 2021 was $1.2 billion, almost entirely resulting from payments on the redemption and conversion of debt of $3.1 billion and payments for the repurchase of common stock of $163 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

    For a comparison of our cash flow activities for the fiscal years ended December 31, 2021 and 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.

Contingencies

For information related to the French and other tax assessments and other tax matters, see Note 16 to our Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities."

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

The objective of our policies is to mitigate potential income statement, cash flow, and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign currency exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions, and the review of market projections as to expected future rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future market exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or, except in certain limited situations, execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. To the extent that changes in interest rates and foreign currency exchange rates affect general economic conditions, we would also be affected by such changes.

At December 31, 2022 and 2021, the outstanding aggregate principal amount of our debt was $12.5 billion and $11.1 billion, respectively. We estimate that the fair value of such debt was approximately $12.4 billion and $12.1 billion at December 31, 2022 and 2021, respectively. As of December 31, 2022, the outstanding principal amount of the Company's debt exceeds the fair value of debt mainly due to the increase in interest rates partially offset by the conversion premium on the convertible senior notes due in May 2025. The estimated fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2021 primarily relates to the conversion premium on the convertible senior notes due in May 2025 and the outstanding senior notes due in April 2030. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $522 million and $401 million at December 31, 2022 and 2021, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our businesses outside of the U.S. (see Note 17 to our Consolidated Financial Statements) represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. For example, the U.S. Dollar strengthened in 2022 versus both the Euro and British Pound Sterling by 11% and 10%, respectively, as compared to 2021. Our total revenues increased by 56% for the year ended December 31, 2022 as compared to the year ended December 31, 2021, but without the impact of changes in foreign currency exchange rates, our total revenues increased year-over-year on a constant-currency basis by approximately 71%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Consolidated Statements of Operations. As of December 31, 2022, we had a significant investment that was denominated in Hong Kong Dollars and the related impact from the movements in foreign currency exchange rates was recognized in "Other income (expense), net" in the Consolidated Statements of Operations. See Note 5 to our Consolidated financial Statements.

As of December 31, 2022 and 2021, the carrying value of our Euro denominated debt was $7.6 billion and $6.2 billion, respectively. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in our Consolidated Statements of Operations (see Notes 12 and 21 to our Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates.

We generally enter into derivative instruments to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. We will continue to evaluate the use of derivative instruments in the future. See Note 6 to our Consolidated Financial Statements for additional information related to our derivative contracts.

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies. We recorded net losses of $963 million and $569 million and net gains of $1.7 billion for the years ended December 31, 2022, 2021 and 2020, respectively, related to these equity securities (see Notes 5 and 6 to our Consolidated Financial Statements). The estimated fair value of our investments in equity securities of publicly-traded companies and private companies at December 31, 2022 and 2021 was $2.2 billion and $3.2 billion, respectively. Our investments in private companies are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values at December 31, 2022 and 2021 of our investments in equity securities of publicly-traded companies and private companies would have resulted in a loss, before tax, of approximately $220 million and $320 million, respectively, being recognized in net income.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV, Item 15, Exhibits and Financial Statement Schedules): Consolidated Balance Sheets at December 31, 2022 and 2021; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; Notes to our Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such a term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2022.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such a term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accounting firm also attested to and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In 2022, we began a multi-year implementation to integrate and upgrade certain cross-brand global financial systems and processes, including but not limited to SAP S4 Hana ("SAP").

The first phase of this implementation became operational in 2022 at select financially immaterial entities at Booking.com. The impact of such changes to our processes and procedures related to internal control over financial reporting is not material. We expect the remaining Booking.com entities to go live in 2023 as part of the next phase of this implementation. As a result, there will be certain material changes to our processes and procedures that impact our internal control over financial reporting. We believe we are taking the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

While we expect this implementation to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue assessing changes to our internal controls during subsequent periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
February 23, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10 will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11 will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12 will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13 will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14 will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets at December 31, 2022 and 2021; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; Notes to our Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Company.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
4.1	Reference is hereby made to Exhibits 3.1, 3.2, and 3.3.
4.2(c)	Specimen Certificate for the Company's Common Stock.
4.3(d)	Indenture, dated as of September 23, 2014, between the Company and Deutsche Bank Trust Company Americas, as Trustee.
4.4(e)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.5(f)	Form of 2.375% Senior Note due 2024.
4.6(g)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.7(h)	Form of 1.800% Senior Note due 2027.
4.8(i)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.9(j)	Form of 3.650% Senior Note due 2025.
4.10(k)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.11(l)	Form of 3.600% Senior Note due 2026.
4.12(l)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.13(n)	Form of 2.750% Senior Note due 2023.
4.14(n)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023.
4.15(n)	Form of 3.550% Senior Note due 2028.
4.16(n)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
4.17(ff)	Description of the Company's Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.18(ff)	Description of the Company's 2.375% Senior Notes due 2024 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.19(ff)	Description of the Company's 1.800% Senior Notes due 2027 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.20(kk)	Description of the Company's 0.100% Senior Notes due 2025 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.21(kk)	Description of the Company's 0.500% Senior Notes due 2028 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.22(dd)	Form of 4.625% Senior Note due 2030.
4.23(dd)	Officer’s Certificate, dated April 13, 2020, with respect to the 4.625% Senior Notes due 2030.
4.24(dd)	Form of 0.750% Convertible Senior Note due 2025.
4.25(dd)	Indenture, dated as of April 14, 2020, between Booking Holdings Inc. and U.S. Bank National Association, as trustee.

Exhibit Number	Description
4.26(o)	Form of 0.100% Senior Note due 2025.
4.27(o)	Officers' Certificate, dated March 8, 2021, with respect to the 0.100% Senior Notes due 2025.
4.28(o)	Form of 0.500% Senior Note due 2028.
4.29(o)	Officers' Certificate, dated March 8, 2021, with respect to the 0.500% Senior Notes due 2028.
4.30(ll)	Form of 4.000% Senior Note due 2026.
4.31(ll)	Officers' Certificate, dated November 15, 2022, with respect to the 4.000% Senior Notes due 2026.
4.32(ll)	Form of 4.250% Senior Note due 2029.
4.33(ll)	Officers' Certificate, dated November 15, 2022, with respect to the 4.250% Senior Notes due 2029.
4.34(ll)	Form of 4.500% Senior Note due 2031.
4.35(ll)	Officers' Certificate, dated November 15, 2022, with respect to the 4.500% Senior Notes due 2031.
4.36(ll)	Form of 4.750% Senior Note due 2034.
4.37(ll)	Officers' Certificate, dated November 15, 2022, with respect to the 4.750% Senior Notes due 2034.
4.38	Description of the Company's 4.000% Senior Notes due 2026 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.39	Description of the Company's 4.250% Senior Notes due 2029 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.40	Description of the Company's 4.500% Senior Notes due 2031 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.41	Description of the Company's 4.750% Senior Notes due 2034 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(b)+	Booking Holdings Inc. 1999 Omnibus Plan (as amended and restated effective June 3, 2021).
10.2(p)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.3(gg)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
10.4(q)+	2018 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(s)+	2019 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(hh)+	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.7(r)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(r)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(t)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10(u)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11(u)+	Amended and Restated Annual Bonus Plan.
10.12(v)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(w)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Company and Peter J. Millones.
10.14(x)+	Employment Agreement, dated December 15, 2016 by and between the Company and Glenn D. Fogel.
10.15(x)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Company and Glenn D. Fogel.
10.16(x)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Company and Glenn D. Fogel.
10.17(y)+	Employment Agreement, dated January 19, 2018, between the Company and David I. Goulden.
10.18(y)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Company and David I. Goulden.
10.19(y)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Company and David I. Goulden.
10.20(z)	Credit Agreement, dated as of August 14, 2019, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.21(mm)+	Letter Agreement, dated October 24, 2019, by and between the Company and Glenn D. Fogel.
10.22(aa)+	Form of Employee Confidentiality and Assignment Agreement.
10.23(cc)	Amendment No. 1, dated as of April 7, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit Number	Description
10.24(ee)	Amendment No. 2, dated as of October 28, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.25(ii)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Glenn D. Fogel dated January 28, 2021.
10.26(ii)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with David I. Goulden dated January 28, 2021.
10.27(ii)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Peter J. Millones dated January 28, 2021.
10.28(jj)+	Letter Agreement, dated July 31, 2021, by and between the Company and Paulo Pisano.
10.29(kk)	Amendment No. 3, dated as of December 22, 2021, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.30(nn)	Agreement for the Sale and Purchase of the Booking Campus in Amsterdam, the Netherlands, dated as of December 14, 2022, by and among Booking.com Real Estate Amsterdam B.V., as the Seller, D-IE WIIS Oosterdok Coöperatief U.A., as the Purchaser, and Booking.com Holding B.V., as the Guarantor.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(bb)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(bb)	Certification of David I. Goulden, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

____________________________
+    Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 (File No. 1-36691).
(c)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(e)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).

(m)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 10, 2017 (File No. 1-36691).
(n)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(o)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 8, 2021 (File No. 1-36691).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2018 (File No. 1-36691).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2019 (File No. 1-36691).
(t)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(u)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(w)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 14, 2019 (File No. 1-36691).
(aa)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 1-36691).
(bb)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
(cc)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 8, 2020 (File No. 1-36691).
(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2020 (File No. 1-36691).
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 30, 2020 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 26, 2020 (File No. 1-36691).
(gg)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 7, 2020 (File No. 1-36691)
(hh)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2020 (File No. 1-36691)
(ii)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 29, 2021 (File No. 1-36691)
(jj)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2021 (File No. 1-36691)
(kk)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 23, 2021 (File No. 1-36691).
(ll)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 15, 2022 (File No. 1-36691).
(mm)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 (File No. 1-36691).
(nn)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 19, 2022 (File No. 1-36691).

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKING HOLDINGS INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 23, 2023

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

Signature	Title	Date

/s/ Robert J. Mylod Jr.	Director, Chair of the Board	February 23, 2023
Robert J. Mylod Jr.

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 23, 2023
Glenn D. Fogel

/s/ David I. Goulden	Executive Vice President and Chief Financial	February 23, 2023
David I. Goulden	Officer (Principal Financial Officer)

/s/ Susana D'Emic	Chief Accounting Officer and Controller	February 23, 2023
Susana D'Emic	(Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 23, 2023
Timothy M. Armstrong

/s/ Mirian Graddick-Weir	Director	February 23, 2023
Mirian Graddick-Weir

/s/ Wei Hopeman	Director	February 23, 2023
Wei Hopeman

/s/ Charles H. Noski	Director	February 23, 2023
Charles H. Noski

/s/ Larry Quinlan	Director	February 23, 2023
Larry Quinlan

/s/ Nicholas J. Read	Director	February 23, 2023
Nicholas J. Read

/s/ Thomas E. Rothman	Director	February 23, 2023
Thomas E. Rothman

/s/ Sumit Singh	Director	February 23, 2023
Sumit Singh

/s/ Lynn Vojvodich Radakovich	Director	February 23, 2023
Lynn Vojvodich Radakovich

/s/ Vanessa A. Wittman	Director	February 23, 2023
Vanessa A. Wittman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Total Revenues - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Total revenues for the year ended December 31, 2022 were $17.1 billion. Substantially all of the Company’s revenues are generated by providing online travel reservation services, which principally allow travelers to book travel reservations with travel service providers through the Company’s platforms. Revenues consist of a significant volume of low-dollar transactions utilizing multiple custom systems.
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
Goodwill - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company's evaluation of goodwill impairment involves the comparison of the fair value of each of the Company's reporting units to its carrying value. The total goodwill balance was $2.8 billion as of December 31, 2022. A substantial portion of the Company's goodwill relates to the acquisitions of KAYAK in 2013, OpenTable in 2014 and Getaroom in 2021. As it related to the annual impairment test, the Company estimated the fair values using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, operating margins and discount rates.
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
–Forecasted information within analyst, economist and industry reports of the Company and selected companies in its peer group.
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
Commitments and Contingencies - Tax Matters - Refer to Note 16 to the financial statements
Critical Audit Matter Description
The Company is subject to ongoing tax examinations and assessments in various jurisdictions. During the year the Company entered into an agreement with the French tax authorities to settle tax assessments from 2006-2018 for $163 million. Further the Company has on-going income tax and indirect tax assessments relating to permanent establishment, transfer pricing matters, and/or value added taxes ("VAT"), including interest and penalties from French, Italian, and Turkish tax authorities in the amount of $40 million, $268 million, and $44 million respectively. In addition, the Company received an Italian Tax Audit Report which does not constitute a formal tax assessment; however, it recommends a VAT assessment of $164 million, plus interest and penalties. The Company believes that it has been, and continues to be, in compliance with the relevant tax laws, and the Company is contesting these assessments. The Company has recorded a liability of $163 million for the French settlement. The Company has recorded a liability of $19 million related to the income tax matters in Italy and a liability of $47 million related to the VAT matters in Italy.
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
•We evaluated the evidence of settlement with the French tax authorities.
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
February 23, 2023
We have served as the Company’s auditor since 1997.

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,221	$11,127
Short-term investments (Available-for-sale debt securities: Amortized cost of $176 and $25, respectively)	175	25
Accounts receivable, net (Allowance for expected credit losses of $117 and $101, respectively)	2,229	1,358
Prepaid expenses, net (Allowance for expected credit losses of $18 and $29, respectively)	477	404
Other current assets	696	231
Total current assets	15,798	13,145
Property and equipment, net	669	822
Operating lease assets	645	496
Intangible assets, net	1,829	2,057
Goodwill	2,807	2,887
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $576 at December 31, 2022)	2,789	3,175
Other assets, net (Allowance for expected credit losses of $5 and $18, respectively)	824	1,059
Total assets	$25,361	$23,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,507	$1,586
Accrued expenses and other current liabilities	3,244	1,765
Deferred merchant bookings	2,223	906
Short-term debt	500	1,989
Total current liabilities	8,474	6,246
Deferred income taxes	685	905
Operating lease liabilities	552	351
Long-term U.S. transition tax liability	711	825
Other long-term liabilities	172	199
Long-term debt	11,985	8,937
Total liabilities	22,579	17,463
Commitments and contingencies (see Note 16)
Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,780,528 and 63,584,444, respectively	—	—
Treasury stock: 25,917,558 and 22,518,391 shares, respectively	(30,983)	(24,290)
Additional paid-in capital	6,491	6,159
Retained earnings	27,541	24,453
Accumulated other comprehensive loss	(267)	(144)
Total stockholders' equity	2,782	6,178
Total liabilities and stockholders' equity	$25,361	$23,641

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

tda	Year Ended December 31,
	2022	2021	2020
Agency revenues	$9,003	$6,663	$4,314
Merchant revenues	7,193	3,696	2,117
Advertising and other revenues	894	599	365
Total revenues	17,090	10,958	6,796
Operating expenses:
Marketing expenses	5,993	3,801	2,179
Sales and other expenses	1,818	881	755
Personnel, including stock-based compensation of $404, $370, and $233, respectively	2,465	2,314	1,944
General and administrative	934	620	581
Information technology	526	412	299
Depreciation and amortization	451	421	458
Restructuring, disposal, and other exit activities	(199)	13	149
Impairment of goodwill	—	—	1,062
Total operating expenses	11,988	8,462	7,427
Operating income (loss)	5,102	2,496	(631)
Interest expense	(391)	(334)	(356)
Other income (expense), net	(788)	(697)	1,554
Income before income taxes	3,923	1,465	567
Income tax expense	865	300	508
Net income	$3,058	$1,165	$59
Net income applicable to common stockholders per basic common share	$76.70	$28.39	$1.45
Weighted-average number of basic common shares outstanding (in 000's)	39,872	41,042	40,974
Net income applicable to common stockholders per diluted common share	$76.35	$28.17	$1.44
Weighted-average number of diluted common shares outstanding (in 000's)	40,052	41,362	41,160

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$3,058	$1,165	$59
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(111)	(57)	50
Net unrealized (losses) gains on available-for-sale securities	(12)	31	23
Total other comprehensive (loss) income, net of tax	(123)	(26)	73
Comprehensive income	$2,935	$1,139	$132

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, and 2020
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standards update	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	59	—	59
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	50	50
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	23	23
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(245)	—	—	(245)
Exercise of stock options and vesting of restricted stock units and performance share units	227	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(685)	(1,264)	—	—	—	(1,264)
Stock-based compensation and other stock-based payments	—	—	—	—	238	—	—	238
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893
Net income	—	—	—	—	—	1,165	—	1,165
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(57)	(57)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	31	31
Conversion of debt	—	—	—	—	(86)	—	—	(86)
Exercise of stock options and vesting of restricted stock units and performance share units	178	—	—	—	5	—	—	5
Repurchase of common stock	—	—	(71)	(162)	—	—	—	(162)
Stock-based compensation and other stock-based payments	—	—	—	—	389	—	—	389
Balance, December 31, 2021	63,584	$—	(22,518)	$(24,290)	$6,159	$24,453	$(144)	$6,178
Cumulative effect of adoption of accounting standards update	—	—	—	—	(96)	30	—	(66)
Net income	—	—	—	—	—	3,058	—	3,058
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(111)	(111)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(12)	(12)
Exercise of stock options and vesting of restricted stock units and performance share units	197	—	—	—	7	—	—	7
Repurchase of common stock	—	—	(3,400)	(6,693)	—	—	—	(6,693)
Stock-based compensation and other stock-based payments	—	—	—	—	421	—	—	421
Balance, December 31, 2022	63,781	$—	(25,918)	$(30,983)	$6,491	$27,541	$(267)	$2,782

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$3,058	$1,165	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451	421	458
Provision for expected credit losses and chargebacks	232	109	319
Deferred income tax (benefit) expense	(257)	(445)	213
Net losses (gains) on equity securities	963	569	(1,713)
Stock-based compensation expense and other stock-based payments	404	376	255
Operating lease amortization	156	178	184
Unrealized foreign currency transaction (gains) losses related to Euro-denominated debt	(46)	(135)	200
Impairment of goodwill	—	—	1,062
Loss on early extinguishment of debt	—	242	—
Gain on sale and leaseback transaction	(240)	—	—
Other	38	71	68
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,228)	(1,002)	891
Prepaid expenses and other current assets	(217)	6	161
Deferred merchant bookings and other current liabilities	3,718	1,539	(2,266)
Long-term assets and liabilities	(478)	(274)	194
Net cash provided by operating activities	6,554	2,820	85
INVESTING ACTIVITIES:
Purchase of investments	(768)	(17)	(74)
Proceeds from sale and maturity of investments	32	508	2,997
Additions to property and equipment	(368)	(304)	(286)
Acquisitions, net of cash acquired	—	(1,185)	—
Proceeds from sale and leaseback transaction	601	—	—
Other investing activities	(15)	—	—
Net cash (used in) provided by investing activities	(518)	(998)	2,637
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	3,621	2,015	4,108
Payments on maturity and redemption of debt	(1,880)	(3,068)	(1,244)
Payments for repurchase of common stock	(6,621)	(163)	(1,303)
Other financing activities	(17)	(23)	(33)
Net cash (used in) provided by financing activities	(4,897)	(1,239)	1,528
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(40)	(13)	—
Net increase in cash and cash equivalents and restricted cash and cash equivalents	1,099	570	4,250
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	11,152	10,582	6,332
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$12,251	$11,152	$10,582
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 15)	$600	$735	$319
Cash paid during the period for interest	$380	$318	$278

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION

Booking Holdings Inc. ("Booking Holdings" or the "Company") seeks to make it easier for everyone to experience the world by providing consumers, travel service providers, and restaurants with leading travel and restaurant online reservation and related services. The Company offers its services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK, and OpenTable, which allow consumers to: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels, and other alternative and traditional accommodations properties) and a flight to their destinations; make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a vacation package, tour, activity, or cruise. Consumers can also use the Company's meta-search services to easily compare travel reservation information, such as flight, hotel, and rental car reservations from hundreds of online travel platforms at once. In addition, the Company offers other services to consumers, travel service providers and restaurants, such as travel-related insurance products and restaurant management services. The Company's portfolio of brands are organized into four operating segments which are aggregated into one reportable segment based on the similarity in economic characteristics, other qualitative factors, and the objectives and principles of Accounting Standards Codification ("ASC") 280, Segment Reporting.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ significantly from those estimates. The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, the valuation of goodwill and other long-lived tangible and intangible assets, the valuation of investments in private companies, income taxes, contingencies, stock-based compensation, the allowance for expected credit losses (also referred to as provision for bad debts or provision for uncollectible accounts), chargeback provisions, and the accrual of obligations for loyalty and other incentive programs.

Impact of COVID-19
The Company's financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. The COVID-19 pandemic and the resulting implementation of travel restrictions by governments around the world resulted in a significant decline in travel activities and consumer demand for travel related services, in 2020 in particular. During the year ended December 31, 2020, given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company's travel service provider and restaurant customers and marketing affiliates, the Company increased its provision for expected credit losses (also referred to as provision for bad debts or provision for uncollectible accounts) on receivables from and prepayments to its travel service provider and restaurant customers and marketing affiliates (see Note 7). Moreover, due to the high level of cancellations of existing reservations, the Company incurred higher than normal cash outlays to refund consumers for prepaid reservations, including certain situations where the Company had already transferred the prepayment to the travel service provider. During the year ended December 31, 2021, based on its review of recent historical credit loss experience and stability in the economic conditions in certain markets, the Company revised its estimates of expected credit losses (see Note 7). Any significant increase in the Company’s provision for expected credit losses and any significant increase in cash outlays to refund consumers would have a corresponding adverse effect on the Company's results of operations and related cash flows.

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company recorded significant goodwill impairment charges during the year ended December 31, 2020 (see Note 11). In addition, the Company recorded a significant impairment charge during the year ended December 31, 2020 for one of the Company's long-term investments (see Notes 5 and 6). It is possible that the Company may have to record additional significant impairment charges in future periods.

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, the Company took actions to reduce the size of its workforce to optimize efficiency and reduce costs. See Note 19 for additional information. The Company also participated in certain governmental assistance programs and received certain grants and other assistance. In June 2021, the Company announced its intention to voluntarily return the government assistance received and completed the repayments by December 2021. The Company repaid $107 million during the year ended December 31, 2021. See Note 20 for additional information.

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

Fair Value of Financial Instruments
Certain financial instruments, including cash, restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Notes 5, 6, and 12 for information related to fair value for investments, derivatives, and the Company's outstanding senior notes.

There are three levels of inputs to valuation techniques used to measure fair value:
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

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are restricted through legal contracts or regulations. Restricted cash and cash equivalents at December 31, 2022 and 2021 principally relate to the minimum cash requirement for the Company's travel-related insurance business.

The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2022	2021
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$12,221	$11,127
Restricted cash and cash equivalents (1)	30	25
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$12,251	$11,152
(1)    Included in "Other current assets" in the Consolidated Balance Sheets.

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

The Company's investments in marketable debt securities are recognized based on the trade date. The cost of marketable debt securities sold is determined using a first-in and first-out method. The Company's investments in debt securities are assessed for classification in the Consolidated Balance Sheets as short-term or long-term at the individual security level. Classification as short-term or long-term is based on the maturities of the securities, as applicable, and the Company's expectations regarding the timing of sales and redemptions. Investments of a strategic nature that have been made for the purpose of affiliation or potential business advantage or in connection with a commercial relationship are included in "Long-term investments" in the Consolidated Balance Sheets, except in situations where the Company expects the investment to be realized in cash, redeemed, or sold within one year.

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

Accounts Receivable from Customers and Allowance for Expected Credit Losses
Accounts receivable is reported net of expected credit losses. The Company estimates lifetime expected credit losses upon recognition of the financial assets. The Company has identified the relevant risk characteristics of its customers and the related receivables and prepayments, which include the following: size, type (alternative accommodations vs. hotels) or geographic location of the customer, or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, the nature of competition, and industry-specific factors that could impact the Company's receivables. Additionally, external data and macroeconomic conditions are considered. This is assessed at each quarter based on the Company’s specific facts and circumstances.

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

Leases
The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or finance lease and records a lease asset and a lease liability upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. The Company has operating leases for office space, and data centers. For office space and data centers, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when determining its lease payments. The Company's finance leases are mainly for computer equipment.

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

The Company recognizes operating lease costs and the amortization of finance lease assets on a straight-line basis over the lease term. The interest component of a finance lease is recognized using the effective interest method over the lease term. Certain of the Company's lease agreements include rent payments which are adjusted periodically based on an index or rate. Any change in payments due to such adjustments are recognized as variable lease expense as they are incurred. Variable lease expense also includes costs for property taxes, insurance, and services provided by the lessor which are charged based on usage or performance (such as maintenance or utility charges).

Most leases have one or more options to renew beyond their initial term. The exercise of renewal options, mainly for office space and data centers, is at the Company’s discretion and are included in the determination of the lease term for accounting purposes if they are reasonably certain to be exercised.

Business Combinations, Goodwill, and Intangible Assets
The Company accounts for acquired businesses using the acquisition method of accounting. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective values at the acquisition date. The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill.

In 2021, the Financial Accounting Standards Board ("FASB") issued a new accounting standards update that requires an acquirer to recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, rather than at fair value on the acquisition date as required under legacy U.S. GAAP. The Company adopted this update in 2021 and applied it to all business combinations occurring on or after January 1, 2021.

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination. Goodwill is not subject to amortization and is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at a reporting unit level. The fair value of the reporting unit is compared to its carrying value, including goodwill. Fair values are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (e.g., earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies) and based on market participant assumptions. A goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. See Note 11 for additional information.

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

Derivatives
Derivatives not Designated as Hedges
As a result of the Company's operations outside of the U.S., it is exposed to various market risks that may affect its consolidated results of operations, cash flows, and financial position. These market risks include, but are not limited to, fluctuations in foreign currency exchange rates. For the Company's operations outside of the U.S., the primary foreign currency exposures are in Euros and British Pounds Sterling, the currencies in which the Company conducts a significant portion of its business activities. As a result, the Company faces exposure to adverse movements in foreign currency exchange rates as the financial results of its operations outside of the U.S. are translated from local currencies into U.S. Dollars upon consolidation. Additionally, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency of an entity result in gains and losses that are reflected in net income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating earnings for its operations outside of the U.S. into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply. These contracts are generally short-term in duration. Certain of the Company's derivative instruments have master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company is exposed to the risk that counterparties to derivative instruments may fail to meet their contractual obligations. The Company regularly reviews its credit exposure and assesses the creditworthiness of its counterparties. The Company reports the fair value of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair value of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and are classified within "Net cash provided by operating activities" or "Net cash (used in) provided by financing activities," as appropriate, in the Consolidated Statements of Cash Flows. See Note 6 for additional information related to these derivative instruments.

Derivatives Designated as Cash Flow Hedges
See Note 6 for information related to derivatives designated as cash flow hedges.

Non-derivative Instrument Designated as Net Investment Hedge
The foreign currency transaction gains or losses on the Company's Euro-denominated debt are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Consolidated Statements of Operations. See Notes 12 and 14 for additional information related to the net investment hedge.

Revenue Recognition
Online travel reservation services
Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations with travel service providers through the Company’s platforms. While the Company generally refers to a consumer that books travel reservation services on the Company's platforms as its customer, for accounting purposes, the Company's customers are the travel service providers and, in certain merchant transactions, the travelers. The Company's contracts with travel service providers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to the Company. Therefore, the Company's revenues are presented on a net basis in the Consolidated Statements of Operations. These contracts include payment terms and establish the consideration to which the Company is entitled, which includes either a commission or a margin on the travel transaction. Revenue is measured based on the expected consideration specified in the contract with the travel service provider, considering the effects of factors such as discounts and other sales incentives. Estimates for sales incentives are based on historical experience, current trends, and forecasts, as applicable. Coupons are recorded as a reduction of the transaction price, generally at the time they are redeemed. The local occupancy taxes, general excise taxes, value-added taxes, sales taxes, and other similar taxes ("travel transaction taxes"), if any, collected from travelers are reported on a net basis in revenues in the Consolidated Statements of Operations.

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

•Merchant revenues are derived from travel-related transactions where the Company facilitates payments from travelers for the services provided, generally at the time of booking. Merchant revenues are derived from transactions where travelers book accommodation, rental car, airline reservations, and other travel related services. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with the Company's merchant reservations services; credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues.

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

Incentives and Loyalty Programs
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

Deferred Merchant Bookings
Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to travel service providers as well as the Company's estimated future revenue for its commission or margin and fees. The amounts are mostly subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date. The increase in the Deferred Merchant Booking balance during the year ended December 31, 2022 was principally due to the increase in business volumes.

Marketing Expenses
The Company's advertising expenses are reported in "Marketing expenses" in the Consolidated Statements of Operations. Marketing expenses consist of performance marketing expenses and brand marketing expenses. Performance marketing expenses are expenses generally measured by return on investment or an increase in bookings over a specified time period. These expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. Performance marketing expenses are recognized as incurred. Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued liabilities of $480 million and $306 million at December 31, 2022 and 2021, respectively, related to performance marketing. Brand marketing expenses are expenses incurred to build brand awareness over a specified time period. These expenses consist primarily of television advertising and online video and display advertising (including the airing of the Company's television advertising online), as well as other marketing expenses such as public relations and sponsorships. Brand marketing expenses are generally recognized as incurred with the exception of advertising production costs, which are deferred and expensed the first time the advertisement is displayed or broadcast.

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

Personnel
Personnel expenses consist of compensation to the Company's personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health and other benefits. Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued liabilities of $518 million and $421 million at December 31, 2022 and 2021, respectively, related to personnel expenses.

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

The benefits of tax deductions in excess of recognized compensation costs are recognized in the Consolidated Statements of Operations as a discrete item when an option exercise or a vesting and release of shares occurs. Excess tax benefits are presented as operating cash flows and cash payments for employee statutory tax withholding related to vested stock awards are presented as financing cash flows in the Consolidated Statements of Cash Flows.

Benefit Plans
The Company maintains a defined contribution 401(k) savings plan covering certain U.S. employees. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees. The Company's matching contributions during the years ended December 31, 2022, 2021, and 2020 were $40 million, $32 million, and $33 million, respectively.

Government Grants and Other Assistance
The Company recognizes government grants in the financial statements when it is probable that the grant will be received and the Company will comply with the conditions of the grant. Government grants are recorded as a reduction in the related operating expense or the cost of the asset that they are intended to defray. The government grants received by the Company have principally been granted to defray personnel costs. See Note 20 for information related to government grants and other assistance.

Information Technology
Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating the Company's services.

Restructuring, Disposal and Other Exit Activities
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

Long-lived assets to be sold are classified as held for sale in the period in which the requirements for such classification are met in accordance with ASC 360, Property, Plant, and Equipment. Assets that are classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell.

Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. Deferred taxes are classified as non-current in the Consolidated Balance Sheets.

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

The Company accounts for taxes on global intangible low-taxed income ("GILTI") introduced by the U.S. Tax Cuts and Jobs Act (the "Tax Act") as period costs. See Note 15 for further details related to income taxes.

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

Recent Accounting Pronouncements Adopted

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

The Company adopted the accounting standards update on a modified retrospective basis applied to the 0.75% convertible senior notes due May 2025 (see Note 12) resulting in an increase of $30 million to "Retained earnings" as of January 1, 2022. The significant corresponding balance sheet changes as of that date were an increase of $86 million to "Long-term debt" and decreases of $96 million to "Additional paid-in capital" and $21 million to "Deferred income taxes." For the Company’s convertible debt, interest expense for the periods beginning on January 1, 2022 is reflected in the financial statements using interest rates that are closer to the coupon interest rate of the debt rather than the higher imputed interest expense that resulted from the separation of conversion features required by legacy U.S. GAAP. See Note 8 for additional information on net income per share calculations.

Other Recent Accounting Pronouncements

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued an accounting standards update with guidance on the fair value measurement of equity securities subject to contractual sale restrictions. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The update also requires certain additional disclosures for equity securities subject to contractual sale restrictions. The amendments in this update are effective for the Company beginning January 1, 2024 on a prospective basis. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect the adoption of the accounting standards update to have a material impact on its Consolidated Financial Statements.

3.    REVENUE

Disaggregation of Revenue

Revenue by Type of Service

Approximately 89%, 87%, and 88% of the Company's revenues for the years ended December 31, 2022, 2021, and 2020, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each year. Substantially all of the Company's agency revenue is from Booking.com's accommodation reservations.

Revenue by Geographic Area

See Note 17 for the information related to revenue by geographic area.

Incentives and Loyalty Programs

At December 31, 2022 and 2021, liabilities of $143 million and $71 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted and loyalty programs.

During the year ended December 31, 2020, the Company recorded a decrease of $28 million to the liability for loyalty programs, primarily due to changes in estimates of the number of loyalty points expected to be redeemed prior to expiration under OpenTable's loyalty program, with a corresponding increase to revenue. In addition, during the year ended December 31, 2020, the Company offered additional rebates to customers meeting certain eligibility requirements under an incentive program at Booking.com, which resulted in a reduction of revenue of $100 million during the year ended December 31, 2020.

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

4.    STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective June 3, 2021, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee, non-employee director, and consultant equity awards may be made. At December 31, 2022, there were 1,226,245 shares of common stock available for future grant under the 1999 Plan. In addition, under plans assumed in connection with various acquisitions, there were 18,865 shares of common stock available for future grant at December 31, 2022.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units, and stock options. Performance share units and restricted stock units are payable in shares of the Company's common stock upon vesting. The Company issues shares of its common stock upon the exercise of stock options. The tax benefit related to stock-based compensation was $40 million, $37 million, and $30 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Due to the impact of the COVID-19 pandemic (see Note 2), there was a significant decline, as of March 31, 2020, in the estimated performance over the performance periods against the performance targets and consequently, a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, for the three months ended March 31, 2020, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Consolidated Statement of Operations for the year ended December 31, 2020. During the three months ended June 30, 2020, considering pre-COVID-19 performance and the significant effect of the COVID-19 pandemic on Company performance and consequently on the number of shares that were probable to be issued to employees, the Company modified the performance-based awards granted in 2018 (other than the performance-based awards granted to executive officers and certain other employees) to adjust the number of shares to be issued, subject to other vesting conditions. As a result, the Company incurred additional stock-based compensation expense of $11 million, which was recognized over the remaining requisite service period. In 2021, the Company modified the performance-based awards granted in 2018 and 2019 to its executive officers to adjust the number of shares to be issued, subject to other vesting conditions. The modification, in aggregate, resulted in additional stock-based compensation expense of $40 million, which was recognized over the remaining requisite service periods for the performance-based awards.

Restricted stock units and performance share units granted by the Company during the years ended December 31, 2022, 2021, and 2020 had an aggregate grant-date fair value of $490 million, $421 million, and $392 million, respectively. Restricted stock units and performance share units that vested during the years ended December 31, 2022, 2021, and 2020 had an aggregate fair value at vesting of $400 million, $395 million, and $358 million, respectively. At December 31, 2022, there was $519 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason," or on account of death or disability.

The following table summarizes the activity of restricted stock units for employees and non-employee directors during the year ended December 31, 2022:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2021	281,924	$1,914

Granted	180,259	$2,098
Vested	(147,201)	$1,809
Forfeited	(34,522)	$2,058
Unvested at December 31, 2022	280,460	$2,070

Performance Share Units

The Company grants performance share units to executives and certain other employees, which generally vest at the end of a three-year period (with the exception of certain shorter term performance share units granted in 2022 and 2021 that vest at the end of one and two years), subject to certain exceptions for terminations other than for "cause," for "good reason," or on account of death or disability. The number of shares that ultimately vest depends on achieving certain performance metrics, performance goals, stock price increase and/or relative total shareholder return, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

The following table summarizes the activity of performance share units for employees during the year ended December 31, 2022:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2021 (1)	108,323	$2,123

Granted (2) (3)	50,443	$2,210
Vested	(44,276)	$1,859
Performance shares adjustment (4)	33,742	$2,390
Forfeited	(4,530)	$2,244
Unvested at December 31, 2022	143,702	$2,294
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
(2)     Excludes 9,692 performance share units awarded during the year ended December 31, 2022 for which the grant date under ASC 718 has not been established as of December 31, 2022.

(3)     Includes 7,856 performance share units awarded during the year ended December 31, 2021 for which the grant date under ASC 718 was established during the year ended December 31, 2022.
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

Stock options granted by the Company during the year ended December 31, 2020 had an aggregate grant-date fair value of $79 million and a weighted-average grant-date fair value per option of $485.

The following table summarizes the activity for stock options during the year ended December 31, 2022:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2021	135,851	$1,407	$135	8.3
Exercised	(5,306)	$1,374
Forfeited	(9,732)	$1,411
Balance, December 31, 2022	120,813	$1,408	$73	7.3
Exercisable at December 31, 2022	624	$891	$1	1.2

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type at December 31, 2022 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$13	$—	$—	$13
U.S. government securities (1)	131	—	(1)	130
Corporate debt securities	32	—	—	32
Total short-term investments	$176	$—	$(1)	$175

Long-term investments:
Debt securities:
International government securities	$63	$—	$(1)	$62
U.S. government securities (1)	147	—	(3)	144
Corporate debt securities	366	—	(7)	359
Total debt securities	576	—	(11)	565
Equity securities:
Equity securities with readily determinable fair values	1,165	1,352	(446)	2,071
Equity securities of private companies	78	259	(184)	153
Total equity securities	1,243	1,611	(630)	2,224
Total long-term investments	$1,819	$1,611	$(641)	$2,789
(1)    Includes investments in U.S. municipal bonds.

The following table summarizes the Company's investments by major security type at December 31, 2021 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Corporate debt securities	$25	$—	$—	$25

Long-term investments:
Equity securities:
Equity securities with readily determinable fair values	$1,165	$1,990	$(305)	$2,850
Equity securities of private companies	66	259	—	325
Total equity securities	1,231	2,249	(305)	3,175
Total long-term investments	$1,231	$2,249	$(305)	$3,175

The Company has classified its investments in international government securities, U.S. government securities, and corporate debt securities as available-for-sale debt securities. The aggregate unrealized gains and losses, net of tax, are reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. At December 31, 2022, the Company's investments in debt securities had an average credit quality of A+/A1/A+ and the Company’s long-term investments in available-for-sale debt securities had maturity dates between 1 and 2 years.

The Company invests in international government securities with high credit quality. At December 31, 2022, investments in international government securities principally included debt securities issued by the governments of Germany, France, Norway, Sweden, and Canada.

During the year ended December 31, 2020, the Company realized $2.2 billion in cash from sales and maturities of its investments in government and corporate debt securities.

Equity securities with readily determinable fair values include the Company's investments in Meituan, Grab Holdings Limited ("Grab"), and DiDi Global Inc. ("DiDi"), with fair values of $1.8 billion, $136 million, and $125 million, respectively, at December 31, 2022 and $2.3 billion, $301 million, and $195 million, respectively, at December 31, 2021, which are included in "Long-term investments" in the Consolidated Balance Sheets.

Net unrealized (losses) gains related to these investments included in "Other income (expense), net" in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Meituan	$(526)	$(731)	$2,006
Grab	(165)	101	—
DiDi	(70)	(205)	(100)

The Company invested $200 million in preferred shares of Grab Holdings Inc. Prior to the business combination transaction involving Grab Holdings Inc., Grab and Altimeter Growth Corp. (the "Grab Transaction"), the Company's investment in Grab was classified as a debt security for accounting purposes with the aggregate unrealized gains and losses, net of tax reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. In December 2021, the Company's investment in preferred shares were converted to Class A ordinary shares of Grab and such ordinary shares began publicly trading on the NASDAQ Stock Market. As a result, the Company's investment was classified as equity securities with readily determinable fair values and the aggregate unrealized gains of $265 million was reclassified from "Accumulated other comprehensive loss" in the Consolidated Balance Sheet to "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2021 (see Note 6).

The Company invested $500 million in preferred shares of DiDi Global Inc. ("DiDi"). The investment was classified as equity securities without readily determinable fair values and measured at cost less impairment, if any. The investment was also required to be measured at fair value as of the date of certain observable transactions for identical or a similar investment issued by DiDi. During the three months ended March 31, 2020, the Company recognized an impairment charge of $100 million to the investment due to the impact of COVID-19 pandemic (see Note 2). As a result of DiDi's initial public offering in 2021, the Company's investment was converted to Class A ordinary shares and classified as equity securities with readily determinable fair values. In June 2022, DiDi delisted its American Depository Shares ("ADSs") from the New York Stock Exchange. The shares are currently trading in the over-the-counter market with trade prices publicly reported by OTC Markets Group Inc.

In January 2023, the Board of Directors of the Company approved the sale of the Company's investment in equity securities of Meituan. The Company completed the sale in February 2023 and received gross proceeds of $1.7 billion. The cost basis of the Company's investment in Meituan was $450 million.

The Company's investments in equity securities of private companies at December 31, 2022 and 2021, includes $51 million originally invested in Yanolja Co., Ltd. ("Yanolja"). A new round of funding and certain other transactions in the equity securities of Yanolja were completed in October 2021. As a result of these observable transactions, the Company recorded an unrealized gain of $255 million in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2021 that resulted in an adjusted carrying value of $306 million as of December 31, 2021. During the three months ended June 30, 2022, considering the significant adverse changes in the market valuations of companies in the travel and technology industries in 2022, the Company evaluated its investment in Yanolja for impairment and recognized an impairment charge of $184 million, resulting in an adjusted carrying value of $122 million at June 30, 2022 and December 31, 2022 (see Note 6).

6.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and nonrecurring fair value measurements are categorized below based on the level of inputs to the valuation techniques used to measure fair value (see Note 2) (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$11,483	$—	$—	$11,483
Time deposits and certificates of deposit	60	—	—	60
Short-term investments:
International government securities	—	13	—	13
U.S. government securities	—	130	—	130
Corporate debt securities	—	32	—	32
Long-term investments:
International government securities	—	62	—	62
U.S. government securities	—	144	—	144
Corporate debt securities	—	359	—	359
Equity securities	2,071	—	—	2,071
Derivatives:
Foreign currency exchange derivatives	—	65	—	65
Total assets at fair value	$13,614	$805	$—	$14,419

LIABILITIES:
Foreign currency exchange derivatives	$—	$26	$—	$26

Nonrecurring fair value measurements
Investment in equity securities of a private company (1)	$—	$—	$122	$122
(1)    During the three months ended June 30, 2022, the Company's investment in Yanolja was written down to its estimated fair value (see Note 5).

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and nonrecurring fair value measurements are categorized below based on the level of inputs to the valuation techniques used to measure fair value (see Note 2) (in millions):

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

Rollforward of Level 3 Recurring Fair Value Measurements

The following table summarizes the fair value adjustments for debt securities measured using significant unobservable inputs (Level 3) (in millions):

Year Ended December 31, 2021
Balance, beginning of year	$200
Unrealized gains (1)	265
Transfers out of Level 3	(465)
Balance, end of year	$—
(1)    During the year ended December 31, 2021, as a result of the Grab Transaction, the Company’s investment in Grab was reclassified as equity securities with readily determinable fair values (see Note 5).

Investments

See Note 5 for additional information related to the Company's investments.

The valuation of the Company's investments in debt securities is considered a "Level 2" valuation because the Company has access to quoted prices for identical or comparable securities, but does not have visibility into the volume and frequency of trading for this investment. A market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Investments in private companies measured using Level 3 inputs

The Company's investments measured using Level 3 inputs primarily consist of investments in privately-held companies. Fair values of privately-held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company uses valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. When a recent financing transaction occurs and represents fair value, the Company also uses the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company's own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction as well as any more recent observed transactions in the instruments issued by the investee company.

During the three months ended June 30, 2022, the investment in Yanolja was written-down to its estimated fair value. The Company used unobservable inputs to determine fair value. The Company used a combination of the market approach and the income approach in estimating the fair value of its investment in Yanolja as of June 30, 2022. The market approach estimates value using prices and other relevant information generated by market transactions involving identical or comparable companies. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used in estimating the fair value of our investment in Yanolja as of June 30, 2022 include, for the market approach, percentage decrease in the calibrated EBITDA multiple (36%) and for the income approach, the weighted average cost of capital (10%-14%) and terminal EBITDA multiple (14x-16x). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital would result in a directionally opposite change in the fair value.

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

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility, and foreign currency exchange rates. The valuation of derivatives is considered "Level 2" fair value measurement. The Company's derivative instruments are typically short-term in nature. The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively.

As of December 31, 2022 and 2021, the Company did not designate any derivatives as hedges for accounting purposes. Gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash provided by operating activities" or "Net cash (used in) provided by financing activities," as appropriate, in the Consolidated Statements of Cash Flows.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at December 31, 2022 and 2021 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheet.

	December 31,
	2022	2021
Estimated fair value of derivative assets	$65	$5
Estimated fair value of derivative liabilities	26	11

Notional amount:
Foreign currency purchases	$2,870	$840
Foreign currency sales	2,682	1,857

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Losses on foreign currency exchange derivatives	$52	$30	$31

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

Other Financial Assets and Liabilities

At December 31, 2022 and 2021, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits, and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 12 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

Goodwill

See Note 11 for nonrecurring fair value measurements related to the goodwill impairment test.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at December 31, 2022 and 2021 includes receivables from customers of $1.5 billion and $1.1 billion, respectively, and receivables from payment processors and networks of $730 million and $343 million, respectively. The remaining balance principally relates to receivables from marketing affiliates. The Company's receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $29 million and $67 million, included in "Prepaid expenses, net," and $5 million and $18 million, included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

In 2020, due to the impact of the COVID-19 pandemic (see Note 2), given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company’s travel service provider and restaurant customers and marketing affiliates, the Company increased its provision for expected credit losses on receivables from and prepayments to its customers and marketing affiliates. Significant judgments and assumptions are required to estimate the allowance for expected credit losses and such assumptions may change in future periods, particularly the assumptions related to the business prospects and financial condition of customers and marketing affiliates, including the impact of the COVID-19 pandemic, macroeconomic conditions, inflationary pressures, potential recession, and the Company’s ability to collect the receivable or recover the prepayment.

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$101	$166	$49
Provision charged to earnings	130	48	216
Write-offs and adjustments	(110)	(107)	(116)
Foreign currency translation adjustments	(4)	(6)	17
Balance, end of year	$117	$101	$166

The allowance for expected credit losses on receivables includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers. For the years ended December 31, 2022, 2021, and 2020, the Company recorded a reduction in revenue of $37 million, $13 million, and $37 million, respectively, for such refunds, which is included in "Provision charged to earnings" in the table above.

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

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$47	$55	$6
Provision charged to expense	(20)	(4)	51
Write-offs and adjustments	(4)	(5)	(2)
Currency translation adjustments	—	1	—
Balance, end of year	$23	$47	$55

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

 The Company's convertible senior notes have net share settlement features requiring the Company, upon conversion, to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company's common stock, at the Company's option. If the conversion prices for the convertible senior notes exceed the Company's average stock price for the period, the convertible senior notes generally have no impact on diluted net income per share. For periods prior to January 1, 2022, the treasury stock method was used for convertible senior notes in the calculation of diluted net income per share. Following the adoption of the accounting standards update on January 1, 2022 (see Note 2), the if-converted method is used for all periods after that date.

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Weighted-average number of basic common shares outstanding	39,872	41,042	40,974
Weighted-average dilutive stock options, restricted stock units and performance share units	151	209	158
Assumed conversion of convertible senior notes	29	111	28
Weighted-average number of diluted common and common equivalent shares outstanding	40,052	41,362	41,160

For the years ended December 31, 2022, 2021, and 2020, 10,270, 12,722, and 124,922 potential common shares, respectively, related to stock options, restricted stock units and performance share units, as applicable, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the respective year.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2022 and 2021 consist of the following (in millions):

	December 31,		Estimated Useful Lives (years)
	2022	2021
Computer equipment	$758	$728	2 to 6 years
Capitalized software	900	742	2 to 7 years
Leasehold improvements	277	268	1 to 15 years
Office equipment, furniture and fixtures	58	61	2 to 8 years
Building construction-in-progress (1)	—	328
Total	1,993	2,127
Less: Accumulated depreciation	(1,324)	(1,305)
Property and equipment, net	$669	$822
(1)    See Note 10 for additional information on the sale and leaseback transaction.

Depreciation expense was $227 million, $259 million, and $291 million for the years ended December 31, 2022, 2021, and 2020, respectively. Additions to capitalized software during the years ended December 31, 2022, 2021, and 2020 were $217 million, $191 million, and $144 million, respectively.

Additional information related to Consolidated Statements of Cash Flows

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $48 million, $51 million, and $4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

10.    LEASES

The Company has operating and finance leases for office space, data centers, and computer equipment.

The Company recognized the following related to its leases in its Consolidated Balance Sheets (in millions):

		December 31,
	Classification in Consolidated Balance Sheets	2022	2021
Operating lease assets	Operating lease assets	$645	$496
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$125	$143
Non-current operating lease liabilities	Operating lease liabilities	552	351
Total operating lease liabilities		$677	$494

		December 31,
	Classification in Consolidated Balance Sheets	2022	2021
Finance lease assets	Property and equipment, net	$52	$10
Finance lease liabilities:
Current finance lease liabilities	Accrued expenses and other current liabilities	$21	$4
Non-current finance lease liabilities	Other long-term liabilities	32	6
Total finance lease liabilities		$53	$10

The Company recognized the following costs related to its leases in its Consolidated Statements of Operations (in millions):

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2022	2021	2020
Finance lease cost	Depreciation and amortization	$9	$3	$1
Operating lease cost	General and administrative and Information technology	160	185	194
Variable lease cost	General and administrative and Information technology	45	46	46
Less: Sublease income	General and administrative	(5)	(3)	(2)
Total lease cost, net of sublease income		$209	$231	$239

As of December 31, 2022, the future lease payments for operating and finance leases are as follows (in millions):

	Operating Leases	Finance Leases
2023	$143	$21
2024	110	20
2025	92	13
2026	65	—
2027	54	—
Thereafter	349	—
Total remaining lease payments	813	54
Less: Imputed interest	(136)	(1)
Total lease liabilities	$677	$53

As of December 31, 2022, the Company has entered into leases that have not yet commenced with future lease payments of approximately $63 million which are not reflected in the table above. These leases will commence in 2023 with lease terms of up to ten years and will be recognized upon lease commencement.

Supplemental cash flow information related to operating and finance leases is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175	$186	$200
Financing cash flows from finance leases	9	2	1
Operating lease assets obtained in exchange for new operating lease liabilities	392	162	67
Finance lease assets obtained in exchange for new finance lease liabilities	50	8	5

"Operating lease amortization" presented in the operating activities section of the Consolidated Statements of Cash Flows reflects the portion of the operating lease cost from the amortization of the operating lease assets.

At December 31, 2022 and 2021 the weighted-average lease term and discount rate for operating and finance leases are as follows:

	December 31,
	2022	2021
Operating leases:
Weighted-average remaining lease term	9.8 years	8.4 years
Weighted-average discount rate	3.2%	2.0%
Finance leases:
Weighted-average remaining lease term	2.7 years	2.7 years
Weighted-average discount rate	2.0%	0.7%

In September 2016, the Company signed a turnkey agreement to construct a building for Booking.com's future headquarters in the Netherlands. Subsequent to that date, the Company had made several progress payments related to the construction of the building. As of December 31, 2021, such payments were included in "Property and equipment, net" in the Consolidated Balance Sheet. In addition, upon signing the turnkey agreement, the Company paid 43 million Euros ($48 million) for the acquired land lease, which was included, net of amortization, in "Operating lease assets" in the Consolidated Balance Sheet as of December 31, 2021. In addition to the turnkey agreement, the Company had a remaining obligation at December 31, 2021 to pay 68 million Euros ($77 million) over the remaining initial term of the acquired land lease, which expires in 2065.

During the year ended December 31, 2022, the construction of the building was completed and the Company entered into a sale and leaseback transaction whereby the Company transferred ownership of the building and the acquired lease rights to a subsidiary of Deka Immobilien Investment GmbH for an aggregate consideration of approximately 566 million Euros ($601 million). The Company concurrently entered into an agreement to lease the building from the purchaser for an initial term of 16.5 years, with up to five renewal options of five years each. The annual base rent under the lease is 24 million Euros ($26 million) and will increase annually based on the consumer price index, subject to a specified ceiling. The lease commenced in December 2022 and has been classified by the Company as an operating lease. The Company recognized a gain of $240 million on the sale and leaseback transaction, which was recorded in the "Restructuring, disposal, and other exit activities" in the Consolidated Statement of Operations.

11.    GOODWILL AND INTANGIBLE ASSETS

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable, KAYAK, and Getaroom. See Note 18 for additional information related to the acquisition of Getaroom in December 2021.

Goodwill

The changes in the balance of goodwill for the years ended December 31, 2022 and 2021 consist of the following (in millions):

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$2,887	$1,895
Acquisitions	—	1,022
Foreign currency translation adjustments and other adjustments(1)	(80)	(30)
Balance, end of year (2)	$2,807	$2,887
(1)    During the year ended December 31, 2022, measurement period adjustments relating to the acquisition of Getaroom resulted in a decrease to goodwill of $38 million.
(2)    The balance of goodwill as of December 31, 2022 and 2021 is stated net of cumulative impairment charges of $2.0 billion.

At September 30, 2022, the Company performed its annual goodwill impairment test and concluded that there was no impairment of goodwill.

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

The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. The income approach, applied as of September 30, 2020, reflected a reduction in the forecasted cash flows of OpenTable and KAYAK and a longer assumed recovery period to 2019 levels of profitability, driven primarily by a lowered outlook for monetization opportunities in restaurant reservation services and slower than previously expected recovery trends for airline travel, which is a key vertical for KAYAK. For the interim goodwill impairment test at March 31, 2020, the Company expected a recovery to 2019 levels of financial performance occurring in 2023 for OpenTable and KAYAK. Based on the Company's evaluation of all relevant information available as of September 30, 2020 for the annual goodwill impairment test, the Company expected at the time that OpenTable and KAYAK would not return to the 2019 level of profitability within five years from that date, and that it was uncertain whether the shape of the recovery would ultimately match the Company’s expectations. An increase or decrease of one percentage point to the profitability growth rates used in the cash flow projections would have resulted in an increase or decrease of approximately $100 million to the estimated fair value of OpenTable and KAYAK as of September 30, 2020. The discount rate is determined based on the reporting unit’s estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. The discount rate used for the annual goodwill impairment test as of September 30, 2020 was higher than the discount rate used for the interim goodwill impairment test as of March 31, 2020. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK determined using the income approach, at September 30, 2020, would have ranged from a decrease of approximately $65 million to an increase of approximately $70 million.

The estimation of fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic, the shape and timing of the subsequent recovery, and the competitive environment, which were applied for the 2020 interim and annual goodwill impairment tests, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. Generally, changes in the assumptions used for comparable company multiples would result in directionally similar changes in the fair value and changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. The estimation of fair value requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used. Future events and changing market conditions may lead the Company to re-evaluate the assumptions used to estimate the fair values of our reporting units, which may result in a need to recognize an additional goodwill impairment charge that could have a material adverse effect on the Company's results of operations.

Intangible Assets

The Company's intangible assets consist of the following (in millions):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,386	$(658)	$728	$1,407	$(591)	$816	3 - 20 years
Technology	287	(185)	102	297	(151)	146	2 - 7 years
Internet domain names	38	(35)	3	41	(36)	5	5 - 20 years
Trade names	1,806	(812)	994	1,814	(724)	1,090	3 - 20 years
Other intangible assets	5	(3)	2	2	(2)	—	Up to 15 years
Total intangible assets	$3,522	$(1,693)	$1,829	$3,561	$(1,504)	$2,057

Amortization expense for intangible assets was $224 million, $162 million, and $167 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The estimated future annual amortization expense for the Company's intangible assets at December 31, 2022 is as follows (in millions):

2023	$222
2024	221
2025	213
2026	180
2027	169
Thereafter	824
$1,829

12.    DEBT

Revolving Credit Facility

In August 2019, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. U.S. Dollar-denominated borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) the London Inter-bank Offered Rate, or if such London Inter-bank Offered Rate is no longer available, the agreed alternate rate of interest ("LIBOR") (but no less than 0%) for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the sum of (x) the greatest of (a) JPMorgan Chase Bank, N.A.'s prime lending rate, (b) the U.S. federal funds rate plus 0.50% and (c) LIBOR (but no less than 0%) for an interest period of one month plus 1.00%, plus (y) an applicable margin ranging from 0% to 0.50%. Following an amendment to the revolving credit facility in December 2021, (i) Euro-denominated borrowings will bear interest at a rate per annum equal to the Euro Interbank Offered Rate ("EURIBOR"), or if EURIBOR is no longer available, the agreed alternate rate of interest (but no less than 0%) for the interest period in effect for such borrowing and (ii) Pounds Sterling-denominated borrowings will bear interest at a rate per annum equal to the Sterling Overnight Index Average ("SONIA"), or if SONIA is no longer available, the agreed alternate rate of interest (but no less than 0%), in each case, plus an applicable margin ranging from 0.875% to 1.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.07% to 0.20%.

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling, and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases, and debt repayments. At December 31, 2022 and 2021, there were no borrowings outstanding and $14 million and $4 million, respectively, of letters of credit issued under this revolving credit facility.

The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the
Company's ability to borrow thereunder. In 2020, the Company amended the revolving credit facility to (i) suspend the maximum leverage ratio covenant through and including the three months ended March 31, 2022, which was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under the revolving credit facility and (ii) increase the permitted maximum leverage ratio from and including the three months ended June 30, 2022 through and including the three months ending March 31, 2023. The Company cannot declare or make any cash distribution and cannot repurchase any of its shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless it is in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or the Company has the ability to terminate this restriction earlier if it demonstrates compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the three months ended June 30, 2022, the minimum liquidity covenant ceased to apply and the maximum leverage ratio covenant, as increased, was again in effect.

Outstanding Debt

Outstanding debt at December 31, 2022 consists of the following (in millions):

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
2.75% Senior Notes due March 2023	$500	$—	$500
Total current liabilities	$500	$—	$500

Long-term debt:
2.375% (€1 Billion) Senior Notes due September 2024	$1,067	$(3)	$1,064
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,014	(3)	1,011
0.75% Convertible Senior Notes due May 2025	863	(9)	854
3.6% Senior Notes due June 2026	1,000	(3)	997
4.0% (€750 Million) Senior Notes due November 2026	800	(3)	797
1.8% (€1 Billion) Senior Notes due March 2027	1,067	(2)	1,065
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	800	(3)	797
4.25% (€750 Million) Senior Notes due May 2029	800	(6)	794
4.625% Senior Notes due April 2030	1,500	(9)	1,491
4.5% (€1 Billion) Senior Notes due November 2031	1,067	(7)	1,060
4.75% (€1 Billion) Senior Notes due November 2034	1,067	(9)	1,058
Total long-term debt	$12,045	$(60)	$11,985

Outstanding debt at December 31, 2021 consists of the following (in millions):

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.8% (€1 Billion) Senior Notes due March 2022	$1,137	$—	$1,137
2.15% (€750 Million) Senior Notes due November 2022	853	(1)	852
Total current liabilities	$1,990	$(1)	$1,989

Long-term debt:
2.75% Senior Notes due March 2023	$500	$(1)	$499
2.375% (€1 Billion) Senior Notes due September 2024	1,137	(5)	1,132
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,080	(4)	1,076
0.75% Convertible Senior Notes due May 2025	863	(99)	764
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 Billion) Senior Notes due March 2027	1,137	(3)	1,134
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	853	(5)	848
4.625% Senior Notes due April 2030	1,500	(9)	1,491
Total long-term debt	$9,070	$(133)	$8,937

Fair Value of Debt

At December 31, 2022 and 2021, the estimated fair value of the outstanding debt was approximately $12.4 billion and $12.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 2). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. As of December 31, 2022, the outstanding principal amount of the Company's debt exceeds the fair value of debt mainly due to the increase in interest rates partially offset by the conversion premium on the convertible senior notes due in May 2025. The estimated fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2021 primarily relates to the conversion premium on the convertible senior notes due in May 2025 and the outstanding senior notes due in April 2030.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to the issuance. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended December 31, 2022 and 2021, the contingent conversion thresholds on the May 2025 Notes were not exceeded and therefore the notes were not convertible. At December 31, 2022 and 2021, the estimated fair value of the May 2025 Notes was $1.2 billion and $1.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 2).

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

Prior to January 1, 2022, cash-settled convertible debt, such as the Company's convertible senior notes, were separated into debt and equity components at issuance and each component was assigned a value. The value assigned to the debt component was the estimated fair value, at the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, was recorded as a debt discount. Debt discount was amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the borrowing rates at debt origination to be 4.10% for the May 2025 Notes, considering its credit rating and similar debt of the Company or comparable corporate issuers without the conversion feature. The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $100 million ($130 million before tax) related to the May 2025 Notes and $83 million ($143 million before tax) related to the September 2021 Notes less debt issuance costs allocated to the equity component of the respective convertible notes was recorded in additional paid-in capital in the balance sheet at debt origination.

On January 1, 2022, the Company adopted the new accounting standards update relating to convertible instruments (see Note 2). The adoption of the new accounting standards update resulted in a decrease of $26 million in "Interest expense" and an increase in "Income before income taxes" in the Consolidated Statement of Operations for the year ended December 31, 2022. The following table summarizes the interest expense and weighted-average effective interest rates related to the convertible senior notes (in millions, except for interest rates). The remaining period for amortization of debt discount and debt issuance costs, as applicable, is the period until the stated maturity date for the respective debt.

	Year Ended December 31,
	2022	2021	2020
Coupon interest expense	$6	$13	$15
Amortization of debt discount and debt issuance costs	4	43	54
Total interest expense	$10	$56	$69

Weighted-average effective interest rate	1.2%	3.8%	3.5%

Other Senior Notes

In November 2022, the Company issued (i) Senior Notes due November 2026 with an interest rate of 4.0% for an aggregate principal amount of 750 million Euros, (ii) Senior Notes due May 2029 with an interest rate of 4.25% for an aggregate principal amount of 750 million Euros, (iii) Senior Notes due November 2031 with an interest rate of 4.5% for an aggregate principal amount of 1.0 billion Euros, and (iv) Senior Notes due November 2034 with an interest rate of 4.75% for an aggregate principal amount of 1.0 billion Euros. The Company paid $19 million in debt issuance costs during the year ended December 31, 2022 related to the issuance of these senior notes. A portion of the proceeds from the issuance of these senior notes were used to repay the Senior Notes due November 2022 (the "November 2022 Notes"). In addition, the Company intends to repay the Senior Notes due March 2023 from these proceeds upon maturity. The remaining proceeds from the issuance of these senior notes are available to be used for general corporate purposes.

In November 2022, the Company repaid $778 million on the maturity of the November 2022 Notes. In March 2022, the Company repaid $1.1 billion on the maturity of Senior Notes due March 2022. In addition, the Company paid the applicable accrued and unpaid interest relating to these senior notes.

In March 2021, the Company issued Senior Notes due March 2025 with an interest rate of 0.1% for an aggregate principal amount of 950 million Euros and Senior Notes due March 2028 with an interest rate of 0.5% for an aggregate principal amount of 750 million Euros. The proceeds from the issuance of these senior notes were used to redeem the April 2025 Notes and the April 2027 Notes.

In April 2021, the Company paid $1.1 billion and $868 million to redeem the April 2025 Notes and the April 2027 Notes, respectively. In addition, the Company paid the applicable accrued and unpaid interest. The Company recorded a loss, before tax, of $242 million in the Consolidated Statement of Operations for the year ended December 31, 2021, on the early extinguishment of these senior notes.

In April 2020, the Company issued (i) Senior Notes due April 2025 with an interest rate of 4.1% for an aggregate principal amount of $1.0 billion, (ii) Senior Notes due April 2027 with an interest rate of 4.5% for an aggregate principal amount of $750 million, and (iii) Senior Notes due April 2030 with an interest rate of 4.625% for an aggregate principal amount of $1.5 billion. The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to the issuance of these senior notes.

Each of our senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured notes.

Other senior notes had a total carrying value of $11.6 billion and $10.2 billion at December 31, 2022 and 2021, respectively. The following table summarizes the information related to other senior notes outstanding at December 31, 2022:

Other Senior Notes	Date of Issuance	Effective Interest Rate(1)	Timing of Interest Payments
2.75% Senior Notes due March 2023	August 2017	2.88%	Semi-annually in March and September
2.375% Senior Notes due September 2024	September 2014	2.54%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.76%	Semi-annually in March and September
0.1% Senior Notes due March 2025	March 2021	0.30%	Annually in March
3.6% Senior Notes due June 2026	May 2016	3.70%	Semi-annually in June and December
4.0% Senior Notes due November 2026	November 2022	4.08%	Annually in November
1.8% Senior Notes due March 2027	March 2015	1.86%	Annually in March
3.55% Senior Notes due March 2028	August 2017	3.63%	Semi-annually in March and September
0.5% Senior Notes due March 2028	March 2021	0.63%	Annually in March
4.25% Senior Notes due May 2029	November 2022	4.35%	Annually in May
4.625% Senior Notes due April 2030	April 2020	4.72%	Semi-annually in April and October
4.5% Senior Notes due November 2031	November 2022	4.57%	Annually in November
4.75% Senior Notes due November 2034	November 2022	4.81%	Annually in November
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

Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The following table summarizes the interest expenses related to other senior notes (in millions):

	Year Ended December 31,
	2022	2021	2020
Coupon interest expense	$241	$257	$264
Amortization of debt discount and debt issuance costs	10	10	9
Total interest expense	$251	$267	$273

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the years ended December 31, 2022 and 2021, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $4.2 billion to $6.2 billion and from $2.5 billion to $5.1 billion, respectively. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

13.    TREASURY STOCK

At December 31, 2022 and 2021, the Company had a total remaining authorization of $3.9 billion and $10.4 billion, respectively, to repurchase its common stock under a program authorized by the Company's Board of Directors in 2019 to repurchase up to $15.0 billion of the Company's common stock. In February 2023, the Company's Board of Directors authorized a program to repurchase up to an additional $20.0 billion of the Company's common stock. The Company expects to complete repurchases under the two authorizations within the next four years, assuming the Company remains in compliance with the applicable maximum leverage ratio covenant under the credit facility amendment. See Note 12 for a description of the impact of the 2020 credit facility amendment on the Company's ability to repurchase shares. The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation. The Inflation Reduction Act of 2022 has mandated a 1% excise tax on stock repurchases effective from January 1, 2023.

The following table summarizes the Company's stock repurchase activities during the years ended December 31, 2022, 2021, and 2020 (in millions, except for shares, which are reflected in thousands):

	Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	3,320	$6,526	—	$—	601	$1,122
General authorization for shares withheld on stock award vesting	80	167	71	162	84	142
Total	3,400	$6,693	71	$162	685	$1,264

Stock repurchases of $70 million in December 2022 were settled in January 2023. In addition, stock repurchases subsequent to December 31, 2022 were approximately $542 million as of February 22, 2023.

For the years ended December 31, 2022, 2021, and 2020, the Company remitted employee withholding taxes of $165 million, $163 million, and $141 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each year due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Consolidated Statements of Cash Flows.

14    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the years ended December 31, 2020, 2021, and 2022 (in millions):

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges (1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$—	$—	$—	$(7)	$(45)	$(52)	$(191)

Other comprehensive income (loss) ("OCI") before reclassifications	197	(7)	(182)	42	50	—	—	—	6	(1)	5	55
Amounts reclassified to net income (4)	—	—	—	—	—	—	—	—	4	14	18	18
OCI for the period	197	(7)	(182)	42	50	—	—	—	10	13	23	73
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$—	$—	$—	$3	$(32)	$(29)	$(118)

OCI before reclassifications	(287)	20	275	(65)	(57)	(15)	4	(11)	265	(62)	203	135
Amounts reclassified to net income (4) (5)	—	—	—	—	—	15	(4)	11	(265)	93	(172)	(161)
OCI for the period	(287)	20	275	(65)	(57)	—	—	—	—	31	31	(26)
Balance, December 31, 2021	$(276)	$67	$91	$(28)	$(146)	$—	$—	$—	$3	$(1)	$2	$(144)

OCI before reclassifications	(303)	26	219	(53)	(111)	—	—	—	(13)	3	(10)	(121)
Amounts reclassified to net income (4)	—	—	—	—	—	—	—	—	(3)	1	(2)	(2)
OCI for the period	(303)	26	219	(53)	(111)	—	—	—	(16)	4	(12)	(123)
Balance, December 31, 2022	$(579)	$93	$310	$(81)	$(257)	$—	$—	$—	$(13)	$3	$(10)	$(267)
(1)    Relates to the reverse treasury lock agreements entered in March 2021 that were designated as cash flow hedges and settled in April 2021 (see Note 6).
(2)    Net investment hedges balance at December 31, 2022 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Notes 2 and 12).
(3)    The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the Tax Act.
(4)    The reclassified net gains (losses) on available-for-sale securities, before tax, are included in "Other income (expense), net" and the reclassified tax (expenses) benefits are included in "Income tax expense" in the Consolidated Statements of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method. For the years ended December 31, 2021 and 2020, the reclassified tax expenses include a tax expense of $31 million and $15 million, related to the redemption in December 2021 of the Company's investment of $500 million in Trip.com Group convertible senior notes and the maturity in May 2020 of the Company's investment of $250 million in Trip.com Group convertible senior notes, respectively.
(5)    For the year ended December 31, 2021, amounts reclassified to net income includes a gain of $203 million ($265 million before tax) related to the Company's investment in Grab, which was reclassified from available-for-sale debt securities to equity securities with readily determinable fair values (see Note 5).

15.    INCOME TAXES

The composition of pre-tax income (loss) for the years ended December 31, 2022, 2021, and 2020 is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
International	$4,717	$1,937	$2,575
U.S.	(794)	(472)	(2,008)
Total	$3,923	$1,465	$567

Provision for Income Taxes

The composition of income tax expense for the years ended December 31, 2022, 2021, and 2020 is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Current income tax expense (benefit):
International	$1,145	$665	$320
U.S. Federal	(8)	68	(9)
U.S. State	(15)	12	(16)
Current income tax expense (benefit):	1,122	745	295
Deferred income tax (benefit) expense:
International	(61)	(103)	(62)
U.S. Federal	(172)	(323)	296
U.S. State	(24)	(19)	(21)
Deferred income tax (benefit) expense	(257)	(445)	213
Income tax expense	$865	$300	$508

Income tax liabilities of $880 million and $181 million are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. During the three months ended March 31, 2020, the Company made a prepayment of the Netherlands income taxes of 660 million Euros ($717 million) to earn prepayment discounts. The Company requested a refund of this amount from the Dutch tax authorities and it was received in April 2020. During the three months ended March 31, 2021, the Company prepaid Netherlands income taxes of 149 million Euros ($175 million). During the year ended December 31, 2022, the Company paid Netherlands income taxes of 348 million Euros ($363 million).

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

Deferred Income Taxes

The Company utilized $309 million of its U.S. NOLs to reduce its U.S. federal tax liability for the deemed repatriation tax. After utilization of available NOLs, at December 31, 2022, the Company had U.S. federal NOLs of $315 million, the majority of which do not have an expiration date, and U.S. state NOLs of $465 million, which mainly begin to expire in years December 31, 2032 and forward. In addition, at December 31, 2022, the Company had $859 million of non-U.S. NOLs, the majority of which do not have an expiration date, and $42 million of U.S. research tax credit and foreign tax credit carryforwards available to reduce future tax liabilities.

The utilization of these NOLs and credits is dependent upon the Company's ability to generate sufficient future taxable income and the tax laws in the jurisdictions where the losses were generated. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes and other relevant factors.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward — U.S.	$95	$88
Net operating loss carryforward — International	176	137
Accrued expenses	74	50
Stock-based compensation and other stock based payments	36	50
Foreign currency translation adjustment	83	48
Tax credits	35	19
Operating lease liabilities	29	38
Property and equipment	126	95
Other	7	11
Total deferred tax assets	661	536
Valuation allowance on deferred tax assets	(120)	(37)
Deferred tax assets, net	541	499
Deferred tax liabilities:
Discount on convertible notes	—	(20)
Intangible assets and other	(174)	(192)
Euro-denominated debt	(84)	(20)
State income tax on accumulated unremitted international earnings	(8)	(8)
Unrealized gains on investments	(202)	(417)
Operating lease assets	(26)	(37)
Installment sale liability	(119)	(156)
Deferred tax liabilities	(613)	(850)
Net deferred tax liabilities (1)	$(72)	$(351)
(1)    Includes deferred tax assets of $613 million and $554 million at December 31, 2022 and 2021, respectively, included in "Other assets, net" in the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets at December 31, 2022 includes $29 million related to international operations and $91 million primarily related to certain unrealized losses on equity securities and Connecticut NOLs. The valuation allowance on deferred tax assets at December 31, 2021 includes $26 million related to international operations and $11 million primarily related to certain U.S. federal capital loss carryforwards and Connecticut NOLs. The increase in the valuation allowance is primarily related to deferred tax assets generated from certain unrealized losses on equity securities.

The Company does not intend to indefinitely reinvest its international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as GILTI.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings is generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate was 7%. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of Booking.com's earnings during the years ended December 31, 2022, 2021, and 2020 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 21% for the years ended December 31, 2022, 2021, and 2020 as a result of the following items (in millions):

	Year Ended December 31,
	2022	2021	2020
Income tax expense at U.S. federal statutory rate	$824	$308	$119
Adjustment due to:
Foreign rate differential	264	137	55
Innovation Box Tax benefit	(452)	(230)	(79)
Goodwill impairment	—	—	228
Stock-based compensation	42	37	32
Federal GILTI	10	17	73
State income tax benefit	(31)	(6)	(31)
Valuation allowance	87	(19)	36
Uncertain tax positions	72	39	64
Tax Act - U.S. transition tax benefit and other transition impacts	—	—	(8)
Other	49	17	19
Income tax expense	$865	$300	$508

Uncertain Tax Positions

The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefit — January 1	$120	$84	$56
Gross increases — tax positions in current period	3	14	2
Gross increases — tax positions in prior periods	94	44	48
Gross decreases — tax positions in prior periods	(33)	(19)	(11)
Reduction due to settlements during the current period	—	(3)	(11)
Unrecognized tax benefit — December 31	$184	$120	$84

The increase in unrecognized tax benefits is principally related Booking.com’s French tax matters (see Note 16), the majority of which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2022. The remaining unrecognized tax benefits are primarily included in "Other assets, net" and "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2022. The unrecognized tax benefits, if recognized, would affect the effective tax rate. Due to resolution of Booking.com’s French tax matters, the Company expects that a significant change to the balance of the gross unrecognized tax benefits will occur over the next 12 months. As of December 31, 2022 and 2021, total gross interest and penalties accrued was $43 million and $30 million, respectively. See Note 16 for more information regarding tax contingencies.

The Company's major taxing jurisdictions include: the Netherlands, United States, Singapore, and United Kingdom. The statutes of limitations that remain open related to these major tax jurisdictions are: the Company's Netherlands returns for 2016 and forward, U.S. federal returns for 2017 and forward, Singapore returns from 2018 and forward, and U.K. returns for 2019 and forward. The Company’s 2017 and 2018 U.S. federal income tax returns are currently under audit by the Internal Revenue Service.

16.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues, or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations have resulted in fines and the Company could incur additional fines in the future. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Most recently, in October 2022, the Comisión Nacional de los Mercados y la Competencia in Spain opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies. If the investigation finds that certain Booking.com practices violated Spanish competition laws, Booking.com may face fines and/or be required to make other commitments. Some authorities are reviewing the online hotel booking sector more generally through market inquiries, and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows, or financial condition.

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

Tax Matters

In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($379 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($75 million), including interest and penalties, for the 2013 tax year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 117 million Euros ($125 million), including interest and penalties, for certain tax years between 2011 and 2018 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($379 million) in order to preserve its right to contest those assessments in court. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, in December 2022 the Company entered into an agreement with the French tax authorities to settle all of the tax assessments for the periods 2006-2018 for a total amount of approximately 153 million Euros ($163 million). The settlement amount is reflected in unrecognized tax benefits, of which the majority is included in "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheet as of December 31, 2022.

The Company expects that the excess of the payment previously made by the Company with respect to the reassessments for the tax periods 2006-2012 over the settlement amount for those tax periods will be refunded within the next twelve months. The prepayments made by the Company, net of a portion of unrecognized benefits relating to the settlement, are reflected in "Other current assets" in the Company's Consolidated Balance Sheet as of December 31, 2022. In December 2022, the French tax authorities issued assessments on Booking.com’s French subsidiary totaling 38 million Euros ($40 million) including interest, for the tax years 2019-2021 asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. Pursuant to the terms of the settlement agreement with the French tax authorities, the Company intends to request that the 2019-2021 assessments be submitted to a Mutual Agreement Procedure ("MAP") between France and the Netherlands.

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately 251 million Euros ($268 million) for the tax years 2013-2018 asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a MAP between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014-2018 in the MAP. Based on the Company's expectation that the Italian assessments for 2013-2018, and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, 18 million Euros ($19 million) have been reflected in unrecognized tax benefits, the majority of which are reflected in "Other assets, net" in the Company’s Consolidated Balance Sheet as of December 31, 2022.

In December 2019, the Company made a partial prepayment of 10 million Euros ($10 million) of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, net of a partial reduction for unrecognized tax benefits, is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2022 and 2021, and does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. Similarly, during the year ended December 31, 2022 the Company made deposits totaling 64 million Euros ($68 million) for the 2014 through 2018 assessments. The payments are included in "Other assets, net" in the Consolidated Balance Sheet at December 31, 2022.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report recommending that a formal tax assessment of 154 million Euros ($164 million), plus interest and penalties, be made on Booking.com BV for VAT related to commissions charged to certain Italian accommodation providers from 2013 to 2019. In connection with the Tax Audit Report, the Genoa Public Prosecutor has requested certain Booking.com tax information and related data. The Company is cooperating with that request. While the Company continues to believe that Booking.com has been compliant with applicable VAT laws, recently the Company had discussions with the Italian tax authorities regarding the potential to resolve these matters. As of December 31, 2022, the Company recorded a liability of 44 million Euros ($47 million), including interest and penalties, with respect to the potential settlement of the issues raised in the Tax Audit Report as applied to the periods 2013 to 2022, which is included in "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheet.

In 2018 and 2019, Turkish tax authorities asserted that Booking.com has a permanent establishment in Turkey and issued tax assessments for the years 2012 through 2018 for approximately 832 million Turkish Lira ($44 million), which includes interest and penalties through December 31, 2022. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments in court. Such lawsuits are in varying stages of litigation, and the Company has not recorded a liability in connection with these assessments. In December 2021, the Company paid approximately 118 million Turkish Lira ($6 million) of the assessments in order to preserve its right to contest a portion of the assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2022 and 2021, does not constitute an admission that the Company owes the taxes and will be refunded to the Company to the extent the Company prevails.

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

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company. The Company intends to pursue a number of defenses in the subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in the subsequent proceedings. As a result, as of December 31, 2022, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF's claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of December 31, 2022, the maximum loss, not including any potential interest or penalties, would be approximately 340 million Euros ($363 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after December 31, 2022.

From time to time, the Company notifies the competent data protection authority, such as the Dutch data protection authority in accordance with its obligations under the General Data Protection Regulation, of certain incidental and accidental personal data security incidents. Should, for example, the Dutch data protection authority decide these incidents were the result of inadequate technical and organizational security measures or practices, it could decide to impose a fine.

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

Other Contractual Obligations and Contingencies

The Company had $452 million and $511 million of standby letters of credit and bank guarantees issued on behalf of the Company as of December 31, 2022 and 2021, respectively, including those issued under the revolving credit facility. These are obtained primarily for regulatory purposes. See Note 12 for information related to letters of credit issued under the revolving credit facility.

Booking.com offers partner liability insurance that protects accommodation partners ("home partners") in instances where a reservation has been made via Booking.com. The partner liability insurance may provide home partners (both owners and property managers) coverage up to $1.0 million equivalent per occurrence, subject to limitations and exclusions, against third-party lawsuits claims for bodily injury, or third party personal property damage that occurred during a stay booked through Booking.com. Booking.com retains certain limited financial risks related to this insurance offering, which is underwritten by third party insurance companies.

17.    GEOGRAPHIC INFORMATION

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

	United States	Outside of the U.S.		Total Company
For the year ended:		The Netherlands	Other
December 31, 2022	$2,205	$13,428	$1,457	$17,090
December 31, 2021	1,434	8,678	846	10,958
December 31, 2020	783	5,264	749	6,796

The following table presents information on the Company's property and equipment (excluding capitalized software) and operating lease assets based on location of the assets at December 31, 2022 and 2021 (in millions):

	United States	Outside of the U.S.			Total Company
		The Netherlands	United Kingdom	Other
December 31, 2022	$143	$445	$125	$213	$926
December 31, 2021	175	506	115	213	1,009

18.    ACQUISITIONS

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

The following table summarizes the allocation of the consideration transferred for the Getaroom acquisition.

(in millions)
Current assets (1)	$174
Identifiable intangible assets (2)	437
Goodwill (3)	982
Other non-current assets	11
Current liabilities	(199)
Deferred income taxes	(65)
Other non-current liabilities (4)	(44)
Total consideration	$1,296
(1)    Includes cash and restricted cash acquired of $116 million.
(2)    Acquired definite-lived intangible assets consist of supply and distribution agreements with an estimated value of $311 million and weighted-average useful life of 10 years, technology assets with an estimated value of $118 million and weighted-average useful life of 4 years, trade names with an estimated value of $5 million and weighted-average useful life of 3 years and other intangible assets with an estimated value of $3 million and weighted-average useful life of 5 years.
(3)    Goodwill, which is not tax deductible, reflects the synergies expected from combining the technology and expertise of Getaroom and Priceline.
(4)    Includes liabilities of $39 million principally related to travel transaction taxes.

The allocation of the consideration transferred was completed and, compared to the preliminary allocation, resulted in a decrease to goodwill of $38 million, a decrease to deferred tax liabilities of $27 million, and increase to intangible assets of $14 million, and a net decrease to other assets and liabilities of $3 million.

Supplemental pro forma information has not been presented as the results of Getaroom are not material to the Company's results of operations.

19.    RESTRUCTURING, DISPOSAL, AND OTHER EXIT ACTIVITIES

During the year ended December 31, 2022, the Company entered into a sale and leaseback transaction related to Booking.com's future headquarters building and recognized a gain of $240 million on the transaction, which was recorded in the "Restructuring, disposal, and other exit activities" in the Consolidated Statement of Operations (see Note 10).

During the year ended December 31, 2022, the Company transferred certain customer service operations of Booking.com to Majorel Group Luxembourg S.A. resulting in a loss of $41 million included in "Restructuring, disposal, and other exit activities" in the Consolidated Statement of Operations.

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

During the years ended December 31, 2021 and 2020, the Company recorded expenses of $13 million and $149 million, respectively, for the restructuring actions, which were included in "Restructuring, disposal, and other exit activities" in the Consolidated Statements of Operations. During 2021 and 2020, these expenses consist of employee severance and other termination benefits, and other cost reducing activities. During the years ended December 31, 2021 and 2020, the Company made payments of $38 million and $108 million, respectively. Noncash restructuring expenses and other adjustments to the restructuring liability during the years ended December 31, 2021 and 2020 were $9 million and $4 million, respectively.

20.    GOVERNMENT GRANTS AND OTHER ASSISTANCE

Certain governments passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief, or other financial aid. During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company participated in several of these programs and recognized, in the aggregate, government grants and other assistance benefits of $131 million, principally recorded as a reduction of "Personnel" expense in the Consolidated Statements of Operations for the respective periods. As of March 31, 2021, the Company had a receivable of $28 million for payments expected to be received for the programs where it had met the qualifying requirements.

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

21.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net included the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest and dividend income	$219	$16	$54
Net (losses) gains on equity securities (1)	(963)	(569)	1,713
Foreign currency transaction (losses) gains (2)	(43)	111	(207)
Loss on early extinguishment of debt (3)	—	(242)	—
Other (4)	(1)	(13)	(6)
Other income (expense), net	$(788)	$(697)	$1,554
(1)    See Note 5 for additional information related to the net (losses) gains on equity securities and Note 6 for additional information related to the impairment of an investment in equity securities.
(2)    Foreign currency transaction (losses) gains include gains of $46 million and $135 million, and losses of $200 million, for the years ended December 31, 2022, 2021, and 2020, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 12).
(3)    See Note 12 for additional information related to the loss on early extinguishment of debt.
(4)    The amount for the year ended December 31, 2021 includes losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 6).