Form 10-Q
period 2023-03-31
Booking Holdings Inc.
filed 2023-05-04
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Former name, former address and former fiscal year, if changed since last report: N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at April 27, 2023:

Common Stock, par value $0.008 per share	36,933,652
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended March 31, 2023

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,140	$12,221
Short-term investments (Available-for-sale debt securities: Amortized cost of $363 and $176, respectively)	359	175
Accounts receivable, net (Allowance for expected credit losses of $93 and $117, respectively)	2,048	2,229
Prepaid expenses, net	655	477
Other current assets	430	696
Total current assets	17,632	15,798
Property and equipment, net	699	669
Operating lease assets	622	645
Intangible assets, net	1,777	1,829
Goodwill	2,816	2,807
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $374 and $576, respectively)	806	2,789
Other assets, net	854	824
Total assets	$25,206	$25,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,132	$2,507
Accrued expenses and other current liabilities	3,584	3,244
Deferred merchant bookings	4,500	2,223
Short-term debt	854	500
Total current liabilities	11,070	8,474
Deferred income taxes	368	685
Operating lease liabilities	539	552
Long-term U.S. transition tax liability	711	711
Other long-term liabilities	172	172
Long-term debt	11,272	11,985
Total liabilities	24,132	22,579
Commitments and contingencies (see Note 13)
Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,008,335 and 63,780,528, respectively	—	—
Treasury stock: 26,796,116 and 25,917,558 shares, respectively	(33,178)	(30,983)
Additional paid-in capital	6,712	6,491
Retained earnings	27,807	27,541
Accumulated other comprehensive loss	(267)	(267)
Total stockholders' equity	1,074	2,782
Total liabilities and stockholders' equity	$25,206	$25,361

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Agency revenues	$1,782	$1,450
Merchant revenues	1,752	1,050
Advertising and other revenues	244	195
Total revenues	3,778	2,695
Operating expenses:
Marketing expenses	1,517	1,147
Sales and other expenses	542	339
Personnel, including stock-based compensation of $113 and $93, respectively	722	596
General and administrative	289	158
Information technology	137	134
Depreciation and amortization	120	111
Restructuring, disposal, and other exit activities	1	36
Total operating expenses	3,328	2,521
Operating income	450	174
Interest expense	(194)	(68)
Other income (expense), net	47	(955)
Income (loss) before income taxes	303	(849)
Income tax expense (benefit)	37	(149)
Net income (loss)	$266	$(700)
Net income (loss) applicable to common stockholders per basic common share	$7.07	$(17.10)
Weighted-average number of basic common shares outstanding (in 000's)	37,621	40,921
Net income (loss) applicable to common stockholders per diluted common share	$7.00	$(17.10)
Weighted-average number of diluted common shares outstanding (in 000's)	37,983	40,921

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$266	$(700)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2)	(38)
Net unrealized gains (losses) on available-for-sale securities	2	(1)
Total other comprehensive income (loss), net of tax	—	(39)
Comprehensive income (loss)	$266	$(739)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Three Months Ended March 31, 2023
Balance, December 31, 2022	63,781	$—	(25,918)	$(30,983)	$6,491	$27,541	$(267)	$2,782
Net income	—	—	—	—	—	266	—	266
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(2)	(2)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	2	2
Exercise of stock options and vesting of restricted stock units and performance share units	227	—	—	—	105	—	—	105
Repurchase of common stock	—	—	(878)	(2,195)	—	—	—	(2,195)
Stock-based compensation and other stock-based payments	—	—	—	—	116	—	—	116
Balance, March 31, 2023	64,008	$—	(26,796)	$(33,178)	$6,712	$27,807	$(267)	$1,074

Three Months Ended March 31, 2022
Balance, December 31, 2021	63,584	$—	(22,518)	$(24,290)	$6,159	$24,453	$(144)	$6,178
Cumulative effect of adoption of accounting standards update	—	—	—	—	(96)	30	—	(66)
Net loss	—	—	—	—	—	(700)	—	(700)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(38)	(38)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Exercise of stock options and vesting of restricted stock units and performance share units	175	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(487)	(1,100)	—	—	—	(1,100)
Stock-based compensation and other stock-based payments	—	—	—	—	97	—	—	97
Balance, March 31, 2022	63,759	$—	(23,005)	$(25,390)	$6,163	$23,783	$(183)	$4,373

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$266	$(700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120	111
Provision for expected credit losses and chargebacks	54	55
Deferred income tax benefit	(340)	(216)
Net losses on equity securities	133	987
Stock-based compensation expense and other stock-based payments	113	93
Operating lease amortization	41	39
Unrealized foreign currency transaction losses (gains) related to Euro-denominated debt	26	(30)
Other	—	30
Changes in assets and liabilities:
Accounts receivable	158	(326)
Prepaid expenses and other current assets	118	(56)
Deferred merchant bookings and other current liabilities	2,038	1,868
Long-term assets and liabilities	162	(160)
Net cash provided by operating activities	2,889	1,695
INVESTING ACTIVITIES:
Proceeds from sale and maturity of investments	1,683	—
Additions to property and equipment	(88)	(109)
Other investing activities	(9)	(12)
Net cash provided by (used in) investing activities	1,586	(121)
FINANCING ACTIVITIES:
Payment on maturity of debt	(500)	(1,102)
Payments for repurchase of common stock	(2,150)	(1,049)
Proceeds from exercise of stock options	105	3
Other financing activities	(17)	9
Net cash used in financing activities	(2,562)	(2,139)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	8	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,921	(574)
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	12,251	11,152
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$14,172	$10,578
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$311	$98
Cash paid during the period for interest	$142	$72

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.    BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document. The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by U.S. GAAP for annual financial statements. These Unaudited Consolidated Financial Statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year.

Impact of COVID-19

Even though there have been improvements in the economic and operating conditions for the Company's business since the outset of the COVID-19 pandemic, the Company cannot predict the long-term effects of the pandemic on its business or the travel and restaurant industries as a whole. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the impact of the COVID-19 pandemic.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

See "Recent Accounting Pronouncements Adopted" and "Other Recent Accounting Pronouncements" in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

		Outside of the U.S.
	United States	The Netherlands	Other	Total Company
Total revenues for the three months ended March 31,
2023	$523	$2,859	$396	$3,778
2022	$475	$1,969	$251	$2,695

Revenue by Type of Service

Approximately 88% and 86% of the Company's revenues for the three months ended March 31, 2023 and 2022, respectively, relate to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenue for each period.

Incentive Programs

At March 31, 2023 and December 31, 2022, liabilities of $153 million and $143 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers, including referral bonuses, rebates, credits, discounts, and loyalty programs.

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

Restricted stock units and performance share units granted by the Company during the three months ended March 31, 2023 had an aggregate grant-date fair value of $555 million. Restricted stock units and performance share units that vested during the three months ended March 31, 2023 had an aggregate fair value at vesting of $401 million. At March 31, 2023, there was $1.0 billion of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the activity in restricted stock units and performance share units for employees and non-employee directors during the three months ended March 31, 2023:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2022 (1)	280,460	$2,070	143,702	$2,294

Granted (2)	158,615	$2,620	51,866	$2,679
Vested	(123,150)	$1,980	(30,118)	$2,327
Performance shares adjustment (3)	—	—	33,424	$2,412
Forfeited	(4,457)	$2,225	(5,225)	$2,241
Unvested at March 31, 2023	311,468	$2,384	193,649	$2,414
(1)    Excludes 14,087 performance share units awarded during the years ended December 31, 2022 and 2021 for which the grant date under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation, was not established as of December 31, 2022. Among other conditions, for the grant date to be established, a mutual understanding is required to be reached between the Company and the employee of the key terms and conditions of the award, including the performance targets. The performance targets for each of the annual performance periods under the award are set at the beginning of the respective year.
(2)     Includes 9,688 performance share units awarded during the years ended December 31, 2022 and 2021 for which the grant date under ASC 718 was established.
(3)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

The following table summarizes the activity in stock options during the three months ended March 31, 2023:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2022	120,813	$1,408	$73	7.3
Exercised	(74,545)	$1,411
Forfeited	(62)	$1,411
Balance, March 31, 2023	46,206	$1,404	$58	7.0
Exercisable at March 31, 2023	46,206	$1,404	$58	7.0
The aggregate intrinsic value of employee stock options exercised during the three months ended March 31, 2023 was $89 million.

4.    NET INCOME (LOSS) PER SHARE

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted-average number of basic common shares outstanding	37,621	40,921
Weighted-average dilutive stock options, restricted stock units and performance share units	242	—
Assumed conversion of convertible senior notes	120	—
Weighted-average number of diluted common and common equivalent shares outstanding	37,983	40,921

For the three months ended March 31, 2023 and 2022, 58,079 and 269,653 potential common shares, respectively, related to stock options, restricted stock units, performance share units, and convertible senior notes, as applicable, were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the respective period.

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type at March 31, 2023 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$38	$—	$—	$38
U.S. government securities (1)	145	—	(1)	144
Corporate debt securities	180	—	(3)	177
Total short-term investments	$363	$—	$(4)	$359

Long-term investments:
Debt securities:
International government securities	$41	$—	$(1)	$40
U.S. government securities	113	—	(2)	111
Corporate debt securities	220	—	(3)	217
Total debt securities	374	—	(6)	368
Equity securities:
Equity securities with readily determinable fair values	715	—	(430)	285
Equity securities of private companies	78	259	(184)	153
Total equity securities	793	259	(614)	438
Total long-term investments	$1,167	$259	$(620)	$806
(1)    Includes investments in U.S. municipal bonds.

The following table summarizes the Company's investments by major security type at December 31, 2022 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$13	$—	$—	$13
U.S. government securities (1)	131	—	(1)	130
Corporate debt securities	32	—	—	32
Total short-term investments	$176	$—	$(1)	$175

Long-term investments:
Debt securities:
International government securities	$63	$—	$(1)	$62
U.S. government securities (1)	147	—	(3)	144
Corporate debt securities	366	—	(7)	359
Total debt securities	576	—	(11)	565
Equity securities:
Equity securities with readily determinable fair values	1,165	1,352	(446)	2,071
Equity securities of private companies	78	259	(184)	153
Total equity securities	1,243	1,611	(630)	2,224
Total long-term investments	$1,819	$1,611	$(641)	$2,789
(1)    Includes investments in U.S. municipal bonds.

The Company has classified its investments in international government securities, U.S. government securities, and corporate debt securities as available-for-sale debt securities. The aggregate unrealized gains and losses on the available-for-sale debt securities, net of tax, are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

At March 31, 2023, the Company's investments in debt securities had an average credit quality of A+/A1/A+ and the Company's long-term investments in available-for-sale debt securities had maturity dates between 1 and 2 years. The Company invests in international government securities with high credit quality. At March 31, 2023, investments in international government securities principally included debt securities issued by the governments of Germany, France, Norway, Sweden, and Canada.

Equity securities with readily determinable fair values at March 31, 2023 include the Company's investments in DiDi Global Inc. ("DiDi") and Grab Holdings Limited ("Grab"), with fair values of $150 million and $127 million, respectively. At December 31, 2022, equity securities with readily determinable fair values included the Company's investments in DiDi, Grab, and Meituan, with fair values of $125 million, $136 million, and $1.8 billion, respectively. Equity securities with readily determinable fair values are included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized gains (losses) related to these investments included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
DiDi	$25	$(97)
Grab	(9)	(153)
Meituan	—	(728)

During the three months ended March 31, 2023, the Company sold its entire investment in Meituan for $1.7 billion, resulting in a net loss of $149 million included in "Other income (expense), net" in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2023. The cost basis of the Company's investment in Meituan was $450 million.

The Company's investments in equity securities of private companies at March 31, 2023 and December 31, 2022, includes the investment in Yanolja Co., Ltd. ("Yanolja") which had a carrying value of $122 million at March 31, 2023 and December 31, 2022.

6.    FAIR VALUE MEASUREMENTS
 `
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

Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Total
Recurring fair value measurements (1)
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$13,345	$—	$13,345
Certificates of deposit	62	—	62
Short-term investments:
International government securities	—	38	38
U.S. government securities	—	144	144
Corporate debt securities	—	177	177
Long-term investments:
International government securities	—	40	40
U.S. government securities	—	111	111
Corporate debt securities	—	217	217
Equity securities	285	—	285
Derivatives:
Foreign currency exchange derivatives	—	43	43
Total assets at fair value	$13,692	$770	$14,462
LIABILITIES:
Foreign currency exchange derivatives	$—	$31	$31
(1)    The Company did not have any Level 3 fair value measurements at March 31, 2023.

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3 (1)	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$11,483	$—	$—	$11,483
Certificates of deposit	60	—	—	60
Short-term investments:
International government securities	—	13	—	13
U.S. government securities	—	130	—	130
Corporate debt securities	—	32	—	32
Long-term investments:
International government securities	—	62	—	62
U.S. government securities	—	144	—	144
Corporate debt securities	—	359	—	359
Equity securities	2,071	—	—	2,071
Derivatives:
Foreign currency exchange derivatives	—	65	—	65
Total assets at fair value	$13,614	$805	$—	$14,419
LIABILITIES:
Foreign currency exchange derivatives	$—	$26	$—	$26

Nonrecurring fair value measurements
Investment in equity securities of a private company (1)	$—	$—	$122	$122
(1)    During the year ended December 31, 2022, the investment in Yanolja was written down to its estimated fair value.

Investments

See Note 5 for additional information related to the Company's investments.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of March 31, 2023 and December 31, 2022, the Company did not designate any derivatives as hedges for accounting purposes.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at March 31, 2023 and December 31, 2022 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	March 31, 2023	December 31, 2022
Estimated fair value of derivative assets	$43	$65
Estimated fair value of derivative liabilities	$31	$26

Notional amount:
Foreign currency purchases	$4,300	$2,870
Foreign currency sales	$3,289	$2,682

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Losses on foreign currency exchange derivatives	$17	$16

Other Financial Assets and Liabilities

At March 31, 2023 and December 31, 2022, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 includes receivables from customers of $1.4 billion and $1.5 billion, respectively, and receivables from payment processors and networks of $601 million and $730 million, respectively. The remaining balance principally relates to receivables from marketing affiliates. In addition, the Company had prepayments to certain accommodation travel service provider customers of $24 million and $29 million included in "Prepaid expenses, net" and $7 million and $5 million included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

Significant judgments and assumptions are required to estimate the allowance for expected credit losses and such assumptions may change in future periods, particularly the assumptions related to the business prospects and financial condition of customers and marketing affiliates, also taking into account factors such as the macroeconomic conditions, inflationary pressures, potential recession, and the Company's ability to collect the receivable or recover the prepayment.

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of year	$117	$101
Provision charged to earnings	20	30
Write-offs and adjustments	(45)	(28)
Foreign currency translation adjustments	1	(1)
Balance, end of period	$93	$102

In addition to the allowance for expected credit losses on receivables, the Company recorded an allowance for expected credit losses on prepayments to certain accommodation travel service provider customers, which are included in "Prepaid expenses, net" and "Other assets, net" in the Consolidated Balance Sheets. The following table summarizes the activity of the allowance for expected credit losses on prepayments to customers (in millions):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of year	$23	$47
Provision charged to expense	—	(3)
Write-offs and adjustments	(2)	(1)
Balance, end of period	$21	$43

8.    INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2023 and December 31, 2022 consist of the following (in millions):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,393	$(686)	$707	$1,386	$(658)	$728	3 - 20 years
Technology	287	(194)	93	287	(185)	102	2 - 7 years
Trade names	1,809	(837)	972	1,806	(812)	994	3 - 20 years
Other intangible assets	44	(39)	5	43	(38)	5	Up to 20 years
Total intangible assets	$3,533	$(1,756)	$1,777	$3,522	$(1,693)	$1,829

Intangible assets are amortized on a straight-line basis. Amortization expense was $55 million and $56 million for the three months ended March 31, 2023 and 2022, respectively.

The balance of goodwill as of March 31, 2023 and December 31, 2022 is stated net of cumulative impairment charges of $2.0 billion.

9.    DEBT

Revolving Credit Facility

In August 2019, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow thereunder. A 2020 amendment to the credit facility increased the permitted maximum leverage ratio through and including the three months ended March 31, 2023. Under the amendment, the Company may not declare or make any cash distribution or repurchase any of its shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless it is in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or the Company has the ability to terminate this restriction earlier if it demonstrates compliance with the original maximum leverage ratio covenant in the revolving credit facility. At March 31, 2023 and December 31, 2022, there were no borrowings outstanding and $16 million and $14 million, respectively, of letters of credit issued under the revolving credit facility. See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the revolving credit facility.

Outstanding Debt

Outstanding debt at March 31, 2023 consists of the following (in millions):

March 31, 2023	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.75% Convertible Senior Notes due May 2025	$863	$(9)	$854
Total current liabilities	$863	$(9)	$854

Long-term debt:
2.375% (€1 Billion) Senior Notes due September 2024	$1,086	$(2)	$1,084
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,032	(3)	1,029
3.6% Senior Notes due June 2026	1,000	(3)	997
4.0% (€750 Million) Senior Notes due November 2026	815	(4)	811
1.8% (€1 Billion) Senior Notes due March 2027	1,086	(2)	1,084
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	815	(4)	811
4.25% (€750 Million) Senior Notes due May 2029	815	(6)	809
4.625% Senior Notes due April 2030	1,500	(8)	1,492
4.5% (€1 Billion) Senior Notes due November 2031	1,086	(6)	1,080
4.75% (€1 Billion) Senior Notes due November 2034	1,086	(8)	1,078
Total long-term debt	$11,321	$(49)	$11,272

Outstanding debt at December 31, 2022 consists of the following (in millions):

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
2.75% Senior Notes due March 2023	$500	$—	$500
Total current liabilities	$500	$—	$500

Long-term debt:
2.375% (€1 Billion) Senior Notes due September 2024	$1,067	$(3)	$1,064
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,014	(3)	1,011
0.75% Convertible Senior Notes due May 2025	863	(9)	854
3.6% Senior Notes due June 2026	1,000	(3)	997
4.0% (€750 Million) Senior Notes due November 2026	800	(3)	797
1.8% (€1 Billion) Senior Notes due March 2027	1,067	(2)	1,065
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	800	(3)	797
4.25% (€750 Million) Senior Notes due May 2029	800	(6)	794
4.625% Senior Notes due April 2030	1,500	(9)	1,491
4.5% (€1 Billion) Senior Notes due November 2031	1,067	(7)	1,060
4.75% (€1 Billion) Senior Notes due November 2034	1,067	(9)	1,058
Total long-term debt	$12,045	$(60)	$11,985

Fair Value of Debt

At March 31, 2023 and December 31, 2022, the estimated fair value of the outstanding debt was approximately $12.5 billion and $12.4 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount at March 31, 2023 primarily relates to the conversion premium on the convertible senior notes due in May 2025. As of December 31, 2022, the outstanding principal amount of the Company's debt exceeded the fair value of debt mainly due to the increase in interest rates partially offset by the conversion premium on the convertible senior notes due in May 2025.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to the issuance. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. At March 31, 2023 and December 31, 2022, the estimated fair value of the May 2025 Notes was $1.3 billion and $1.2 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). For the three months ended March 31, 2023 and 2022, the weighted-average effective interest rate related to the convertible senior notes was 1.2%.

From April 1, 2023, based on the closing sales prices of the Company's common stock for the prescribed measurement period during the three months ended March 31, 2023, the May 2025 Notes are convertible at the option of the holder and have been classified as "Short-term debt" in the Consolidated Balance Sheet as of March 31, 2023.

Other Senior Notes

In March 2023, the Company repaid $500 million on the maturity of the Senior Notes due March 2023. In March 2022, the Company repaid $1.1 billion on the maturity of Senior Notes due March 2022. In addition, the Company paid the applicable accrued and unpaid interest relating to each of these senior notes.

Other senior notes had a total carrying value of $11.3 billion and $11.6 billion at March 31, 2023 and December 31, 2022, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.

The following table summarizes the interest expenses related to other senior notes (in millions):

	For the Three Months Ended March 31,
	2023	2022
Coupon interest expense	$92	$58
Amortization of debt discount and debt issuance costs	3	3
Total interest expense	$95	$61

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the three months ended March 31, 2023 and 2022, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $5.9 billion to $6.4 billion and from $5.0 billion to $5.6 billion, respectively.

10.    TREASURY STOCK

At December 31, 2022, the Company had a total remaining authorization of $3.9 billion related to a program authorized by the Company's Board of Directors ("the Board") in 2019 to repurchase up to $15.0 billion of the Company's common stock. In the first quarter of 2023, the Board authorized an additional program to repurchase up to $20.0 billion of the Company's common stock. At March 31, 2023, the Company had a total remaining authorization of $21.9 billion to repurchase its common stock. The Company expects to complete repurchases under the two authorizations within the next four years, assuming the Company remains in compliance with the applicable maximum leverage ratio covenant under the credit facility amendment (see Note 9). Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three months ended March 31, 2023 and 2022 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	812	$2,022	414	$948
General authorization for shares withheld on stock award vesting	66	173	73	152
Total	878	$2,195	487	$1,100

Stock repurchases of $100 million in March 2023 were settled in April 2023.

For the three months ended March 31, 2023 and 2022, the Company remitted employee withholding taxes of $158 million and $131 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows. Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company's share repurchases are accounted for as a cost of the treasury stock transaction.

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

The Company's effective tax rates for the three months ended March 31, 2023 and 2022 were 12.4% and 17.6%, respectively. The Company's 2023 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses. The Company's 2022 effective tax rate differed from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, valuation allowance related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax.

The Company's effective tax rate for the three months ended March 31, 2023 was lower than the three months ended March 31, 2022, primarily due to a lower valuation allowance related to certain unrealized losses on equity securities, lower international tax rates, lower U.S. federal and state tax associated with the Company's international earnings, and certain lower non-deductible expenses, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax.

During the three months ended March 31, 2023 and 2022, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three months ended March 31, 2023 and 2022 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at March 31, 2023 and December 31, 2022 was $58 million and $184 million, respectively. The unrecognized tax benefits, if recognized, would impact the effective tax rate. As of March 31, 2023 and December 31, 2022, total gross interest and penalties accrued was $7 million and $43 million, respectively. The decrease in unrecognized tax benefits, as well as gross interest and penalties, primarily relates to the settlement by Booking.com of certain French tax matters. The majority of unrecognized tax benefits are included in "Other assets, net" and "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of March 31, 2023. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next 12 months.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three months ended March 31, 2023 and 2022 (in millions):

	Foreign currency translation adjustments					Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (1)		Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (2)	Before tax	Tax

Three Months Ended March 31, 2023
Balance, December 31, 2022	$(579)	$93	$310	$(81)	$(257)	$(13)	$3	$(10)	$(267)
Other comprehensive income (loss) ("OCI") for the period	105	(21)	(113)	27	(2)	3	(1)	2	—
Balance, March 31, 2023	$(474)	$72	$197	$(54)	$(259)	$(10)	$2	$(8)	$(267)

Three Months Ended March 31, 2022
Balance, December 31, 2021	$(276)	$67	$91	$(28)	$(146)	$3	$(1)	$2	$(144)
OCI for the period	(135)	7	117	(27)	(38)	(1)	—	(1)	(39)
Balance, March 31, 2022	$(411)	$74	$208	$(55)	$(184)	$2	$(1)	$1	$(183)
(1)    Net investment hedges balance at March 31, 2023 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
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

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues, or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations have resulted in fines and the Company could incur additional fines in the future. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. In October 2022, the Comisión Nacional de los Mercados y la Competencia in Spain opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies. If the investigation finds that certain Booking.com practices violated Spanish competition laws, Booking.com may face fines and/or be required to make other commitments. Some authorities are reviewing the online hotel booking sector more generally through market inquiries, and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows, or financial condition.

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

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately 251 million Euros ($273 million) for the tax years 2013-2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a MAP between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014-2018 in the MAP. Based on the Company's expectation that the Italian assessments for 2013-2018, and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, 18 million Euros ($19 million) have been reflected in unrecognized tax benefits, the majority of which are reflected in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022.

In December 2019, the Company made a partial prepayment of 10 million Euros ($11 million) of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, net of a partial reduction for unrecognized tax benefits, is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, and does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. Similarly, during the year ended December 31, 2022, the Company made deposits totaling 64 million Euros ($70 million) for the 2014 through 2018 assessments. The payments are included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report recommending that a formal tax assessment of 154 million Euros ($167 million), plus interest and penalties, be made on Booking.com BV for VAT related to commissions charged to certain Italian accommodation providers from 2013 to 2019. In connection with the Tax Audit Report, the Genoa Public Prosecutor has requested certain Booking.com tax information and related data. The Company is cooperating with that request. While the Company continues to believe that Booking.com has been compliant with applicable VAT laws, recently the Company had discussions with the Italian tax authorities regarding the potential to resolve these matters. As of March 31, 2023 and December 31, 2022, the Company had a liability of 71 million Euros ($77 million) and 44 million Euros ($47 million), respectively, with respect to the potential settlement of the issues raised in the Tax Audit Report as applied to the periods 2013 to 2022, which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

In 2018 and 2019, Turkish tax authorities asserted that Booking.com had a permanent establishment in Turkey and issued tax assessments for the years 2012 through 2018 for approximately 845 million Turkish Lira ($44 million), which includes interest and penalties through March 31, 2023. In March 2023, the Turkish government enacted a tax amnesty law. The Company intends to apply the tax amnesty to the tax cases for the years 2012 through 2017. Participation in the tax amnesty program allows for reduced payments to settle and close those cases, and does not constitute an admission that the Company accepts the merits of the assertions set forth by the Turkish tax authorities. In addition, the Company will pay certain tax base increase amounts for the years 2018 through 2022 in accordance with the tax amnesty law, which forestalls any tax audits of these years. As a result, the Company has recorded liabilities for VAT, withholding taxes, and income taxes totaling 210 million Turkish Lira ($11 million) as of March 31, 2023, which are included in "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheet. The Company will continue to litigate its 2013 tax year income tax case and all of its 2018 tax year cases. As of March 31, 2023 and December 31, 2022, the Company has paid approximately 149 million Turkish Lira ($8 million) and 118 million Turkish Lira ($6 million), respectively, of the assessments in order to preserve its right to contest the 2018 tax year assessment. Such payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, does not constitute an admission that the Company owes the taxes and will be refunded to the Company to the extent the Company prevails.

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

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company. The Company intends to pursue a number of defenses in the subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court's decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in the subsequent proceedings. As a result, as of March 31, 2023, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF's claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of March 31, 2023, the maximum loss, not including any potential interest or penalties, would be approximately 364 million Euros ($395 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after March 31, 2023.

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

Other Contractual Obligations and Contingencies

The Company had $786 million and $452 million of standby letters of credit and bank guarantees issued on behalf of the Company as of March 31, 2023 and December 31, 2022, respectively, including those issued under the revolving credit facility. These are obtained primarily for regulatory purposes. See Note 9 for information related to letters of credit issued under the revolving credit facility.

Booking.com offers partner liability insurance that provides protection to certain accommodation partners ("home partners") in instances where a reservation has been made via Booking.com. The partner liability insurance may provide those home partners (both owners and property managers) coverage up to $1.0 million equivalent per occurrence, subject to limitations and exclusions, against third-party lawsuits claims for bodily injury or third-party personal property damage that occurred during a stay booked through Booking.com. Booking.com retains certain financial risks related to this insurance offering, which is underwritten by third-party insurance companies.

14.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Interest and dividend income	$228	$3
Net losses on equity securities (1)	(133)	(987)
Foreign currency transaction (losses) gains (2)	(53)	30
Other	5	(1)
Other income (expense), net	$47	$(955)
(1)    Includes losses of $149 million related to the sale of Meituan. See Note 5 for additional information related to the net losses on equity securities.
(2)    Foreign currency transaction (losses) gains include losses of $26 million and gains of $30 million for the three months ended March 31, 2023 and 2022, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9).

15.    OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

Restricted cash and cash equivalents at March 31, 2023 and December 31, 2022 principally relate to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	March 31, 2023	December 31, 2022
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$14,140	$12,221
Restricted cash and cash equivalents (1)	32	30
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$14,172	$12,251
(1)    Included in "Other current assets" in the Consolidated Balance Sheets.
Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $18 million for the three months ended March 31, 2023 and 2022.

Pending Acquisition

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.8 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals.

Restructuring, Disposal, and Other Exit Activities

During the year ended December 31, 2022, the Company transferred certain customer service operations of Booking.com to Majorel Group Luxembourg S.A. resulting in a loss of $36 million included in "Restructuring, disposal, and other exit activities" in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2022. The assets transferred, with the related liabilities, were classified as held for sale at March 31, 2022.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, including Part I, Item 1A "Risk Factors," as well as our Unaudited Consolidated Financial Statements and accompanying notes and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. The information on our websites is not a part of this Quarterly Report and is not incorporated herein by reference.

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

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from advertising services, restaurant reservations and restaurant management services, and various other services, such as travel-related insurance services. See Note 2 to our Unaudited Consolidated Financial Statements for more information.

Trends

The COVID-19 pandemic and the resulting implementation of travel restrictions by governments around the world resulted in a significant decline in travel activities and consumer demand for related services. Accommodation room nights, which include the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in 2020. Since the second quarter of 2020 and through the first quarter of 2023, changes in accommodation room nights versus the comparable period in 2019 have generally improved as government-imposed travel restrictions have eased and consumer demand for travel has generally rebounded. In 2022, global room nights were 52% higher than in 2021 and 6% higher than in 2019. The year-over-year growth in room nights in 2022 was driven primarily by the recovery in Europe, Asia, and Rest of World, as well as by growth in North America. In the first quarter of 2023, global room nights were 38% higher than the first quarter of 2022, as the impact of the COVID-19 pandemic lessened, and were 26% higher than the first quarter of 2019. The year-over-year growth in room nights in the first quarter of 2023 was driven primarily by the continued recovery in Europe and Asia. In the first quarter of 2023, the booking window expanded as compared to the first quarters of 2022 and 2019, which benefited room night growth in the first quarter of 2023 as compared to both prior-year periods.

To illustrate the impact of the COVID-19 pandemic and recovery over time, the chart below compares results against the comparable period in 2019.

Quarterly Room Nights and Change versus 2019

In early March 2022, following Russia's invasion of Ukraine, we suspended the booking of travel services in Russia and Belarus. This led to the loss of new bookings from bookers in these countries. Excluding room nights from bookers in Russia, Ukraine, and Belarus in each comparable period, our overall room nights in the first quarter of 2023 were up about 40% versus 2022 and up about 31% versus 2019.

We have observed an improvement in cancellation rates since the high in April 2020, though we have seen periods of elevated cancellation rates typically coinciding with significant increases in COVID-19 cases and newly imposed travel restrictions. The cancellation rate in the first quarter of 2023 improved compared to the cancellation rate in the first quarter of 2022. In the first quarter of 2023, a lower mix of our room nights were booked with flexible cancellation policies as compared to the first quarter of 2022. The cancellation rate in the first quarter of 2023 was also lower than the first quarter of 2019 despite seeing a higher mix of our room nights booked with flexible cancellation policies in the first quarter of 2023 as compared to the first quarter of 2019.

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

Since the second quarter of 2020, government-imposed travel restrictions have generally limited international travel (travelers booking a stay at a property located outside their own country) more than domestic travel (travelers booking a stay within their own country). We believe the continued easing of government-imposed travel restrictions in many countries throughout the world helped drive an increase in the mix of our room nights booked for international travel in the first quarter of 2023 as compared to the first quarter of 2022, however, the mix remained below the first quarter of 2019.

The mix of our room nights booked on a mobile device in the first quarter of 2023 was in line with the first quarter of 2022. The mix of our room nights booked on a mobile app in the first quarter of 2023 was above the first quarter of 2022. We saw an increase in the mix of our room nights booked on a mobile device and on a mobile app in the first quarter of 2023 compared to the first quarter of 2019. We continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with consumers. The revenue earned on a transaction from a mobile device may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and have lower accommodation ADRs.

Our global ADRs increased approximately 9%, on a constant currency basis, in the first quarter of 2023 as compared to the first quarter of 2022, driven primarily by higher ADRs in Europe as well as increases in ADRs across all other regions as compared to the first quarter of 2022. The increase in our global ADRs in the first quarter of 2023, as compared to the first quarter of 2022, was negatively impacted by approximately five percentage points from changes in geographical mix in our business driven primarily by stronger year-over-year room night growth in Asia, which is a lower ADR region, and lower year-over-year room night growth in North America, which is a high ADR region. Our global ADRs increased approximately 30%, on a constant currency basis, in the first quarter of 2023 as compared to the first quarter of 2019.

Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time. Those declining ADR trends resulted in accommodation gross bookings growing less than room nights. As the travel market continues to recover from the impact of the COVID-19 pandemic and with all regions experiencing general inflation in prices, we have seen travel industry ADRs generally increasing from pandemic lows in 2020. While our ADRs have continued to increase in the first quarter of 2023 as compared to the first quarter of 2022, it remains highly uncertain what the trend in industry ADRs will look like going forward.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com, and enable our long-term strategy to build a more integrated offering of multiple elements of travel connected by a payment platform, which we refer to as the "Connected Trip," Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., credit card rebates), which are recorded in "Merchant revenues." The mix of our gross bookings generated on a merchant basis was 51% in the first quarter of 2023, an increase from 40% in the first quarter of 2022. To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Further, to the extent our non-accommodation services (e.g., airline ticket reservation services) have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $1.5 billion in the first quarter of 2023, up 32% versus the first quarter of 2022 as a result of the improving demand environment and our efforts to invest in marketing. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services, and affiliate marketing to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), and online display advertising.

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

Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. Marketing expenses as a percentage of total gross bookings in the first quarter of 2023 were lower than the first quarter 2022 due to an increase in the share of room nights booked by consumers coming directly to our platforms and higher performance marketing ROIs. Performance marketing ROIs were higher in the first quarter of 2023 versus the first quarter 2022 due to higher than expected ADRs, lower than expected cancellation rates, and a longer than expected average length of stay.

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com due in part to the availability of a large number of properties through Booking.com. Booking.com included over 2.8 million properties on its website at March 31, 2023, consisting of over 450,000 hotels, motels, and resorts and approximately 2.4 million alternative accommodation properties (including homes, apartments, and other unique places to stay), and representing an increase from approximately 2.4 million properties at March 31, 2022. The year-over-year increase in total properties was driven primarily by an increase in alternative accommodation properties.

The mix of Booking.com's room nights booked for alternative accommodation properties in the first quarter of 2023 was approximately 33%, up versus approximately 31% in the first quarter of 2022. We have observed an overall longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of alternative accommodation properties available to consumers on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, the price of the travel service is the primary factor determining whether a consumer will book a reservation. Discounting and couponing (i.e., merchandising) occurs across all of the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenue as a percentage of gross bookings. Total revenue as a percentage of gross bookings was negatively impacted by investments in merchandising in the first quarter of 2023 compared to the first quarter of 2022.

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts. As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Currently, rates for this tax range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expense in the Unaudited Consolidated Statements of Operations, have negatively impacted our results of operations. While the Organisation for Economic Co-operation and Development has been working on multinational tax changes that could require all member parties to remove all digital services taxes, the timing for completion of that project has been delayed and many details remain uncertain. If that project is significantly delayed or not completed, more countries could implement digital services taxes, which could negatively impact our results of operations and cash flows.

Increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business. For example, the Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" (VLOP) under the DSA. Booking.com has recently received a VLOP designation notice from the European Commission. For more information on the impacts of regulations on our business, see Note 13 to our Unaudited Consolidated Financial Statements.

Our businesses outside of the U.S. (see Note 2 to our Unaudited Consolidated Financial Statements for information related to revenue by geographic area) represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, the U.S. Dollar strengthened in the first quarter of 2023 versus both the Euro and British Pound Sterling by 4% and 9%, respectively, as compared to the first quarter of 2022. As a result of the movements in foreign currency exchange rates, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by 40% in the first quarter of 2023 as compared to the first quarter of 2022, but without the impact of changes in foreign currency exchange rates our total revenue increased year-over-year on a constant-currency basis by approximately 47%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. We enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts. In addition, we designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Notes 9 and 14 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates.

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

The competition for technology talent in our industry is intense. As a result of the competitive labor market and inflationary pressure on compensation, our personnel expenses to attract and retain key talent are increasing, which may adversely affect our results of operations.

Outlook

In April 2023, we continued to see strong travel demand with room night growth versus April 2019 that was slightly higher than the 26% growth we saw in the first quarter of 2023. On a year-over-year basis, room night growth in April 2023 was a mid-teens percentage. For the second quarter of 2023, we assume room nights will grow a mid-single digits percentage relative to the second quarter of 2022. Given that assumption for room night growth, we expect the following for the second quarter of 2023:
•the year-over-year growth in gross bookings will be about four percentage points higher than the year-over-year growth in room nights;
•revenues as a percentage of gross bookings will be higher than it was in the second quarter of 2022; and
•operating profit will be higher than in the second quarter of 2022.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the valuation of investments in private companies, the valuation of goodwill and other long-lived assets, income taxes, and contingencies. For a discussion of our critical accounting estimates, see the "Critical Accounting Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period operating and financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates. Foreign exchange rate fluctuations negatively impacted our year-over-year growth in gross bookings, revenues, and operating expenses for the three months ended March 31, 2023. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our Operating and Statistical Metrics, including room nights, rental car days, airline tickets, and agency and merchant gross bookings.

Room nights, rental car days, and airline tickets reserved through our services for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Room nights	274	198	38.3%
Rental car days	19	15	22.7%
Airline tickets	8	5	73.3%

Room nights, rental car days, and airline tickets reserved through our services increased significantly for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic lessened in the first quarter of 2023.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our agency and merchant categories for the three months ended March 31, 2023 and 2022 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Agency gross bookings	$19,500	$16,286	19.7%
Merchant gross bookings	19,927	11,007	81.0%
Total gross bookings	$39,427	$27,293	44.5%

Agency and merchant gross bookings increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 due primarily to the continued improvement in travel demand trends. Merchant gross bookings increased more than agency gross bookings due to the expansion of merchant accommodation reservation services at Booking.com.

The year-over-year increase in gross bookings during the three months ended March 31, 2023 was due primarily to the increase in room nights and the increase in accommodation ADRs of approximately 9% on a constant-currency basis, partially offset by the negative impact of foreign exchange rate fluctuations. Gross bookings resulting from reservations of airline tickets increased 110% year-over-year during the three months ended March 31, 2023 due to higher unit growth and ticket price increases. Gross bookings resulting from reservations of rental car days increased 3% year-over-year during the three months ended March 31, 2023 due primarily to higher unit growth, partially offset by lower average daily car rental prices.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our revenues, including agency and merchant revenues.

Advertising and other revenues

See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our advertising and other revenues.

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Agency revenues	$1,782	$1,450	22.9%
Merchant revenues	1,752	1,050	66.9%
Advertising and other revenues	244	195	24.6%
Total revenues	$3,778	$2,695	40.2%
% of Total gross bookings	9.6%	9.9%

Agency, merchant, and advertising and other revenues increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to the continued improvement in travel demand as the impact of the COVID-19 pandemic lessened in the first quarter of 2023, partially offset by the negative impact of foreign exchange rate fluctuations. Merchant revenues for the three months ended March 31, 2023 increased more than agency revenues due to the expansion of merchant accommodation reservation services at Booking.com.

Total revenues as a percentage of gross bookings were 9.6% for the three months ended March 31, 2023, down from 9.9% for the three months ended March 31, 2022 due to investments in merchandising, an increase in the mix of airline ticket gross bookings, and the slower year-on-year growth in advertising and other revenues which have no associated gross bookings. The year-on-year decrease in total revenues as a percentage of gross bookings was partially offset by a less negative impact from differences in the timing of booking versus travel in the three months ended March 31, 2023, as well as a year-on-year increase in revenues from facilitating payments.

Operating Expenses

Marketing Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Marketing expenses	$1,517	$1,147	32.3%
% of Total gross bookings	3.8%	4.2%
% of Total revenues	40.2%	42.5%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•affiliate programs;
•referrals from meta-search and travel research websites;
•offline and online brand marketing; and
•other performance-based marketing.

We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. We rely on our marketing channels to generate a significant amount of traffic to our websites. Our marketing expenses, which are substantially variable in nature, increased significantly in the first quarter of 2023 compared to the first quarter of 2022, due primarily to the continued improvement in travel demand as the impact of the COVID-19 pandemic lessened in the first quarter of 2023. Marketing expenses as a percentage of total gross bookings decreased in the first quarter of 2023 compared to the first quarter of 2022 due to year-over-year increases in the mix of direct traffic and year-over-year increases in performance marketing ROIs. Performance marketing ROIs were higher in the first quarter of 2023 versus the first quarter 2022 due to higher than expected ADRs, lower than expected cancellation rates, and a longer than expected average length of stay.

Sales and Other Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Sales and other expenses	$542	$339	59.9%
% of Total gross bookings	1.4%	1.2%
% of Total revenues	14.4%	12.6%

Sales and other expenses consist primarily of:
•credit card and other payment processing fees associated with merchant transactions;
•fees paid to third parties that provide call center, airline ticket reservations, website content translations, and other services;
•chargeback provisions and fraud prevention expenses associated with merchant transactions;
•travel transaction taxes;
•customer relations costs; and
•provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers.

For the three months ended March 31, 2023, sales and other expenses, which are substantially variable in nature, increased compared to the three months ended March 31, 2022, due primarily to an increase in merchant transaction costs of $130 million, and an increase in third-party call center costs of $62 million. Merchant transactions increased year-over-year in the first quarter of 2023 due to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic lessened, as well as the expansion of merchant accommodation reservation services at Booking.com. The year-over-year increase in third-party call center costs in the first quarter of 2023 was due in part to the transfer of certain customer service operations of Booking.com to Majorel, which shifted costs from personnel expenses to sales and other expenses.

Personnel

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Personnel	$722	$596	21.1%
% of Total revenues	19.1%	22.1%

Personnel expenses consist primarily of:
•salaries;
•stock-based compensation;
•bonuses;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses, excluding stock-based compensation, increased 21% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to an increase in salary expense of $72 million and an increase in bonus expense accruals of $17 million. Employee headcount of approximately 22,400 as of March 31, 2023 increased by 7% as compared to March 31, 2022. Personnel expenses for the three months ended March 31, 2023 and employee headcount as of March 31, 2023 were reduced due to the transfer of certain customer service operations of Booking.com to Majorel, which shifted costs from personnel expenses to sales and other expenses. Stock-based compensation expense was $113 million for the three months ended March 31, 2023 compared to $93 million for the three months ended March 31, 2022.

General and Administrative

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
General and administrative	$289	$158	81.7%
% of Total revenues	7.6%	5.9%

General and administrative expenses consist primarily of:
•indirect taxes such as digital services taxes and certain travel transaction taxes;
•occupancy and office expenses;
•fees for outside professionals; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 due to an increase of $81 million in indirect taxes, which was impacted by a $39 million accrual related to the potential settlement of certain indirect tax matters as well as by the reversal in the first quarter of 2022 of accruals for certain travel transaction taxes of approximately $25 million (see Note 13 to our Unaudited Consolidated Financial Statements), as well as an increase of $22 million in personnel-related expenses, and an increase of $16 million in fees for outside professionals.

Information Technology

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Information technology	$137	$134	1.7%
% of Total revenues	3.6%	5.0%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•cloud computing costs and outsourced data center costs;
•payments to contractors; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increased cloud computing costs and software license fees, partially offset by a decrease in payments to contractors.

Depreciation and Amortization

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Depreciation and amortization	$120	$111	8.1%
% of Total revenues	3.2%	4.1%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to increased amortization expense related to internally-developed and purchased software.

Restructuring, disposal, and other exit activities

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Restructuring, disposal, and other exit activities	$1	$36	(95.8)%
% of Total revenues	—%	1.3%

Restructuring, disposal, and other exit activities for the three months ended March 31, 2022 relates to the loss recorded on the held-for-sale classification of assets as of March 31, 2022. See Note 15 to our Unaudited Consolidated Financial Statements for additional information.

Interest Expense

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Interest expense	$194	$68	184.1%

Interest expense increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher interest rates related to our cash management activities (with related income recorded in interest income) and the issuance of senior notes in November 2022, partially offset by the maturities of senior notes during 2022.

Other Income (Expense), Net

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Other income (expense), net	$47	$(955)	(104.9)%

The following table sets forth the composition of "Other income (expense), net" for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Interest and dividend income	$228	$3
Net losses on equity securities	(133)	(987)
Foreign currency transaction (losses) gains	(53)	30
Other	5	(1)
Other income (expense), net	$47	$(955)

See Note 14 to our Unaudited Consolidated Financial Statements for additional information.

Interest and dividend income increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the impact of higher interest rates on cash management activities (with related expenses recorded in interest expense) and investment activities.

See Note 5 to our Unaudited Consolidated Financial Statements for additional information related to the net losses on equity securities.

Foreign currency transaction (losses) gains for the three months ended March 31, 2023 and 2022 include losses of $26 million and gains of $30 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $17 million and $16 million, respectively, on derivative contracts.

Income Taxes

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2023	2022
Income tax expense (benefit)	$37	$(149)	(125.2)%
% of Income (loss) before income taxes	12.4%	17.6%

 Our 2023 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses. Our 2022 effective tax rate differed from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, valuation allowances related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax.

Our effective tax rate for the three months ended March 31, 2023 is lower compared to the three months ended March 31, 2022, primarily due to a lower valuation allowance related to certain unrealized losses on equity securities, lower international tax rates, lower U.S. federal and state tax associated with our international earnings, and certain lower non-deductible expenses, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax.

During the three months ended March 31, 2023 and 2022, a majority of our income was reported in the Netherlands, where Booking.com is based. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three months ended March 31, 2023 and 2022 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. For additional information relating to Booking.com's Innovation Box Tax treatment, including associated risks, please see Part I, Item 1A, Risk Factors - "We may not be able to maintain our "Innovation Box Tax" benefit." in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

Our financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. Marketing expenses and personnel expenses are the most significant operating expenses for our business. We rely on marketing channels to generate a significant amount of traffic to our websites. See our Unaudited Consolidated Statements of Operations and "Trends" and "Results of Operations" above for additional information on marketing expenses and personnel expenses including stock-based compensation expenses. Our continued access to sources of liquidity depends on multiple factors which are more fully described in Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events" in our Annual Report on Form 10-K for the year ended December 31, 2022.

At March 31, 2023, we had $15.3 billion in cash, cash equivalents, and investments, of which approximately $10.6 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for additional information about our cash equivalents and investments. In February 2023, we completed the sale of our investment in equity securities of Meituan and received gross proceeds of $1.7 billion. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.

Deferred merchant bookings of $4.5 billion at March 31, 2023 represents cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

At March 31, 2023, we had a remaining transition tax liability of $811 million as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"), which included $711 million reported as "Long-term U.S. transition tax liability" and $100 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next four years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In March 2023, we repaid $500 million on the maturity of the Senior Notes due March 2023. From April 1, 2023, the convertible senior notes due in May 2025 are convertible at the option of the holder and have been classified as "Short-term debt" in the Consolidated Balance Sheet as of March 31, 2023. See Note 9 to our Unaudited Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates, and maturity dates. At March 31, 2023, there were no borrowings outstanding and $16 million of letters of credit issued under our revolving credit facility. The revolving credit facility contains a maximum leverage ratio covenant. At March 31, 2023, we were in compliance with the relevant maximum leverage ratio covenant. There can be no assurance that we will be able to meet the maximum leverage ratio covenant at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the covenant.

During the three months ended March 31, 2023, we repurchased shares of our common stock for an aggregate cost of $2.2 billion. At March 31, 2023, we had a total remaining authorization of $21.9 billion authorized by our Board of Directors to repurchase our common stock. We expect to complete repurchases under that authorized amount within the next four years, assuming we remain in compliance with the applicable maximum leverage ratio covenant under the credit facility amendment (see Note 9 to our Unaudited Consolidated Financial Statements). Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from our share repurchases are accounted for as a cost of the treasury stock transaction. See Note 10 to our Unaudited Consolidated Financial Statements.

In November 2021, we entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.8 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals.

At March 31, 2023 and December 31, 2022, we had lease obligations of $857 million and $867 million, respectively. Additionally, at March 31, 2023 and December 31, 2022, we had, in the aggregate, $387 million and $378 million, respectively, of non-cancellable purchase obligations individually greater than $10 million. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction.

At March 31, 2023 and December 31, 2022, there were $786 million and $452 million, respectively, of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes.

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

Cash Flow Analysis

Net cash provided by operating activities for the three months ended March 31, 2023 was $2.9 billion, resulting from net income of $266 million, a favorable impact from adjustments for non-cash and other items of $147 million, and a favorable net change in working capital and long-term assets and liabilities of $2.5 billion. Non-cash items were principally associated with deferred income tax benefit, net losses on equity securities, depreciation and amortization, stock-based compensation expense and other stock-based payments, provision for expected credit losses and chargebacks, and operating lease amortization. For the three months ended March 31, 2023, deferred merchant bookings and other current liabilities increased by $2.0 billion, primarily due to increases in business volumes, and accounts receivable decreased by $158 million.

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

Net cash provided by investing activities for the three months ended March 31, 2023 was $1.6 billion, principally resulting from proceeds from sale and maturity of investments of $1.7 billion, partially offset by additions to property and equipment of $88 million. Net cash used in investing activities for the three months ended March 31, 2022 was $121 million, principally resulting from the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2023 was $2.6 billion, almost entirely resulting from payments for the repurchase of common stock of $2.2 billion and payments on the maturity of debt of $500 million, partially offset by proceeds from exercise of stock options of $105 million. Net cash used in financing activities for the three months ended March 31, 2022 was $2.1 billion, almost entirely resulting from the repayment of debt of $1.1 billion and payments for the repurchase of common stock of $1.0 billion.

Contingencies

For information related to tax matters, see Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2022.

For information related to the pension matter and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict including the Risk Factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022; therefore, our actual results could differ materially from those described in the forward-looking statements.

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2022, our subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to several types of market risk, including changes in interest rates, foreign currency exchange rates, and equity prices. See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our policies and how we manage our exposure to such risks.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information about our convertible senior notes and other debt. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $519 million at March 31, 2023. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. See Notes 9 and 14 to our Unaudited Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, and our designation of certain portions of our Euro denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for additional information about our investments in equity securities of publicly-traded companies and private companies. A hypothetical 10% decrease in the fair values at March 31, 2023 of such investments would have resulted in a loss, before tax, of approximately $45 million being recognized in net income.

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

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), occurred during the three months ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In 2022, we began a multi-year implementation to integrate and upgrade certain cross-brand global financial systems and processes, including but not limited to SAP S4 Hana ("SAP").

The first phase of this implementation became operational in 2022 at select financially immaterial entities at Booking.com. We expect most of the remaining Booking.com entities to go live in 2023 as part of the next phase of this implementation. As a result, there will be certain material changes to our processes and procedures that impact our internal control over financial reporting. We believe we are taking the necessary steps to monitor and maintain appropriate internal control over financial reporting.

While we expect this implementation to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue assessing changes to our internal controls during subsequent periods.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and is incorporated into this Part II, Item 1 by reference thereto.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For a discussion of such risks, please refer to Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 –	149,275	(2)	$2,257	149,275	$3,557,353,928	(2)
January 31, 2023	151	(3)	$2,235	N/A	N/A

February 1, 2023 –	180,274	(2)	$2,469	180,274	$23,112,170,827	(2) (4)
February 28, 2023	31	(3)	$2,406	N/A	N/A

March 1, 2023 –	482,808	(2)	$2,536	482,808	$21,887,852,894	(2) (4)
March 31, 2023	66,055	(3)	$2,620	N/A	N/A
Total	878,594			812,357	$21,887,852,894
 _____________________________
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(3)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended March 31, 2023 to previously withheld share amounts (reduction of 36 shares) that reflect changes to the estimates of employee tax withholding obligations.
(4)    In the first quarter of 2023, the Board of Directors authorized a program to repurchase up to $20.0 billion of the Company's common stock.

Repurchase and Dividend Restrictions

See Note 9 to our Unaudited Consolidated Financial Statements for a description of restrictive covenants under our revolving credit facility.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
10.1	Amendment No. 4, dated as of January 6, 2023, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.2(c)+	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.3(c)+	Form of Restricted Stock Unit Agreement under the Company's 1999 Omnibus Plan.
10.4(c)+	Letter Agreement, dated February 23, 2023 by and between the Company and David I. Goulden.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
+    Indicates a management contract or compensatory plan or arrangement.
(a)    Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 and incorporated herein by reference.
(c)    Previously filed as an exhibit to the Current Report on Form 8-K filed on February 23, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	May 4, 2023	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)