Form 10-Q
period 2023-06-30
Booking Holdings Inc.
filed 2023-08-03
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Former name, former address and former fiscal year, if changed since last report: N/A
 _____________________________________________________________________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
2.375% Senior Notes Due 2024	BKNG 24	The NASDAQ Stock Market LLC
0.100% Senior Notes Due 2025	BKNG 25	The NASDAQ Stock Market LLC
4.000% Senior Notes Due 2026	BKNG 26	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2028	BKNG 28A	The NASDAQ Stock Market LLC
0.500% Senior Notes Due 2028	BKNG 28	The NASDAQ Stock Market LLC
4.250% Senior Notes Due 2029	BKNG 29	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2031	BKNG 31	The NASDAQ Stock Market LLC
4.125% Senior Notes Due 2033	BKNG 33	The NASDAQ Stock Market LLC
4.750% Senior Notes Due 2034	BKNG 34	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at July 27, 2023:

Common Stock, par value $0.008 per share	35,692,156
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2023

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,602	$12,221
Short-term investments (Available-for-sale debt securities: Amortized cost of $650 and $176, respectively)	640	175
Accounts receivable, net (Allowance for expected credit losses of $87 and $117, respectively)	2,805	2,229
Prepaid expenses, net	849	477
Other current assets	453	696
Total current assets	19,349	15,798
Property and equipment, net	732	669
Operating lease assets	608	645
Intangible assets, net	1,722	1,829
Goodwill	2,821	2,807
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $37 and $576, respectively)	440	2,789
Other assets, net	886	824
Total assets	$26,558	$25,361
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,123	$2,507
Accrued expenses and other current liabilities	3,463	3,244
Deferred merchant bookings	6,040	2,223
Short-term debt	855	500
Total current liabilities	12,481	8,474
Deferred income taxes	338	685
Operating lease liabilities	533	552
Long-term U.S. transition tax liability	516	711
Other long-term liabilities	157	172
Long-term debt	13,198	11,985
Total liabilities	27,223	22,579
Commitments and contingencies (see Note 13)
Stockholders' (deficit) equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,014,532 and 63,780,528, respectively	—	—
Treasury stock: 27,973,942 and 25,917,558 shares, respectively	(36,319)	(30,983)
Additional paid-in capital	6,848	6,491
Retained earnings	29,097	27,541
Accumulated other comprehensive loss	(291)	(267)
Total stockholders' (deficit) equity	(665)	2,782
Total liabilities and stockholders' (deficit) equity	$26,558	$25,361

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Merchant revenues	$2,770	$1,749	$4,522	$2,799
Agency revenues	2,429	2,301	4,211	3,751
Advertising and other revenues	263	244	507	439
Total revenues	5,462	4,294	9,240	6,989
Operating expenses:
Marketing expenses	1,801	1,737	3,318	2,884
Sales and other expenses	666	465	1,208	804
Personnel, including stock-based compensation of $128, $108, $241, and $201, respectively	752	635	1,474	1,231
General and administrative	304	207	593	365
Information technology	144	137	281	271
Depreciation and amortization	121	107	241	218
Restructuring, disposal, and other exit activities	1	6	2	42
Total operating expenses	3,789	3,294	7,117	5,815
Operating income	1,673	1,000	2,123	1,174
Interest expense	(241)	(76)	(435)	(144)
Other income (expense), net	186	220	233	(735)
Income before income taxes	1,618	1,144	1,921	295
Income tax expense	328	287	365	138
Net income	$1,290	$857	$1,556	$157
Net income applicable to common stockholders per basic common share	$35.16	$21.15	$41.88	$3.86
Weighted-average number of basic common shares outstanding (in 000's)	36,678	40,512	37,147	40,715
Net income applicable to common stockholders per diluted common share	$34.89	$21.07	$41.51	$3.84
Weighted-average number of diluted common shares outstanding (in 000's)	36,964	40,665	37,471	40,927
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,290	$857	$1,556	$157
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(24)	(70)	(26)	(108)
Net unrealized gains on available-for-sale securities	—	1	2	—
Total other comprehensive loss, net of tax	(24)	(69)	(24)	(108)
Comprehensive income	$1,266	$788	$1,532	$49

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended June 30, 2023	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, March 31, 2023	64,008	$—	(26,796)	$(33,178)	$6,712	$27,807	$(267)	$1,074
Net income	—	—	—	—	—	1,290	—	1,290
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(24)	(24)
Exercise of stock options and vesting of restricted stock units and performance share units	7	—	—	—	4	—	—	4
Repurchase of common stock	—	—	(1,178)	(3,141)	—	—	—	(3,141)
Stock-based compensation and other stock-based payments	—	—	—	—	132	—	—	132
Balance, June 30, 2023	64,015	$—	(27,974)	$(36,319)	$6,848	$29,097	$(291)	$(665)

Six Months Ended June 30, 2023
Balance, December 31, 2022	63,781	$—	(25,918)	$(30,983)	$6,491	$27,541	$(267)	$2,782
Net income	—	—	—	—	—	1,556	—	1,556
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(26)	(26)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	2	2
Exercise of stock options and vesting of restricted stock units and performance share units	234	—	—	—	109	—	—	109
Repurchase of common stock	—	—	(2,056)	(5,336)	—	—	—	(5,336)
Stock-based compensation and other stock-based payments	—	—	—	—	248	—	—	248
Balance, June 30, 2023	64,015	$—	(27,974)	$(36,319)	$6,848	$29,097	$(291)	$(665)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2022	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, March 31, 2022	63,759	$—	(23,005)	$(25,390)	$6,163	$23,783	$(183)	$4,373
Net income	—	—	—	—	—	857	—	857
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(70)	(70)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	1	1
Exercise of stock options and vesting of restricted stock units and performance share units	7	—	—	—	2	—	—	2
Repurchase of common stock	—	—	(613)	(1,274)	—	—	—	(1,274)
Stock-based compensation and other stock-based payments	—	—	—	—	113	—	—	113
Balance, June 30, 2022	63,766	$—	(23,618)	$(26,664)	$6,278	$24,640	$(252)	$4,002

Six Months Ended June 30, 2022
Balance, December 31, 2021	63,584	$—	(22,518)	$(24,290)	$6,159	$24,453	$(144)	$6,178
Cumulative effect of adoption of accounting standards update	—	—	—	—	(96)	30	—	(66)
Net income	—	—	—	—	—	157	—	157
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(108)	(108)
Exercise of stock options and vesting of restricted stock units and performance share units	182	—	—	—	5	—	—	5
Repurchase of common stock	—	—	(1,100)	(2,374)	—	—	—	(2,374)
Stock-based compensation and other stock-based payments	—	—	—	—	210	—	—	210
Balance, June 30, 2022	63,766	$—	(23,618)	$(26,664)	$6,278	$24,640	$(252)	$4,002

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$1,556	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241	218
Provision for expected credit losses and chargebacks	135	113
Deferred income tax benefit	(389)	(165)
Net losses on equity securities	167	806
Stock-based compensation expense and other stock-based payments	241	201
Operating lease amortization	80	81
Unrealized foreign currency transaction losses (gains) related to Euro-denominated debt	34	(68)
Other	—	40
Changes in assets and liabilities:
Accounts receivable	(672)	(1,116)
Prepaid expenses and other current assets	(90)	(181)
Deferred merchant bookings and other current liabilities	3,129	4,861
Long-term assets and liabilities	194	(568)
Net cash provided by operating activities	4,626	4,379
INVESTING ACTIVITIES:
Purchase of investments	(12)	(12)
Proceeds from sale and maturity of investments	1,737	—
Additions to property and equipment	(180)	(195)
Other investing activities	2	(36)
Net cash provided by (used in) investing activities	1,547	(243)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,893	—
Payment on maturity of debt	(500)	(1,102)
Payments for repurchase of common stock	(5,249)	(2,288)
Proceeds from exercise of stock options	109	5
Other financing activities	(40)	8
Net cash used in financing activities	(3,787)	(3,377)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(7)	(44)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	2,379	715
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	12,251	11,152
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$14,630	$11,867
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,324	$337
Cash paid during the period for interest	$356	$145

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

2.    REVENUE

Disaggregation of Revenue

Geographic Information

The Company's revenues from its businesses outside of the U.S. consists of the results of Booking.com, Agoda, and Rentalcars.com in their entirety and the results of the KAYAK and OpenTable businesses located outside of the U.S. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the results of the Company's businesses outside of the U.S. The Company's geographic information on revenues is as follows (in millions):

		Outside of the U.S.
	United States	The Netherlands	Other	Total Company
Total revenues for the three months ended June 30,
2023	$615	$4,340	$507	$5,462
2022	$594	$3,340	$360	$4,294

Total revenues for the six months ended June 30,
2023	$1,138	$7,199	$903	$9,240
2022	$1,069	$5,309	$611	$6,989

Revenue by Type of Service

Approximately 89% of the Company's revenues for the three and six months ended June 30, 2023, and 88% and 87% of the Company's revenues for the three and six months ended June 30, 2022, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenue for each period.

Incentive Programs

At June 30, 2023 and December 31, 2022, liabilities of $173 million and $143 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers, including referral bonuses, rebates, credits, discounts, and loyalty programs.

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

Restricted stock units and performance share units granted by the Company during the three and six months ended June 30, 2023 had aggregate grant-date fair values of $12 million and $567 million, respectively. Restricted stock units and performance share units that vested during the three and six months ended June 30, 2023 had aggregate fair values at vesting of $10 million and $411 million, respectively. At June 30, 2023, there was $885 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the activity in restricted stock units and performance share units for employees and non-employee directors during the six months ended June 30, 2023:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2022 (1)	280,460	$2,070	143,702	$2,294

Granted (2)	163,120	$2,621	51,941	$2,679
Vested	(127,428)	$1,984	(30,118)	$2,327
Performance shares adjustment (3)			33,096	$2,411
Forfeited	(9,586)	$2,283	(7,141)	$2,262
Unvested at June 30, 2023	306,566	$2,392	191,480	$2,415
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

The following table summarizes the activity in stock options during the six months ended June 30, 2023:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2022	120,813	$1,408	$73	7.3
Exercised	(77,099)	$1,411
Forfeited	(62)	$1,411
Balance, June 30, 2023	43,652	$1,404	$57	6.8
Exercisable at June 30, 2023	43,652	$1,404	$57	6.8
The aggregate intrinsic value of employee stock options exercised during the three and six months ended June 30, 2023 was $3 million and $92 million, respectively.

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

The Company's convertible senior notes have net share settlement features requiring the Company, upon conversion, to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company's common stock, at the Company's option. If the conversion prices for the convertible senior notes exceed the Company's average stock price for the period, the convertible senior notes generally have no impact on diluted net income per share. The Company uses the if-converted method for the convertible senior notes in the calculation of diluted net income per share.

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average number of basic common shares outstanding	36,678	40,512	37,147	40,715
Weighted-average dilutive stock options, restricted stock units, and performance share units	157	111	200	168
Assumed conversion of convertible senior notes	129	42	124	44
Weighted-average number of diluted common and common equivalent shares outstanding	36,964	40,665	37,471	40,927

For the six months ended June 30, 2023, 29,040 potential common shares, related to stock options, restricted stock units, performance share units, and convertible senior notes, as applicable, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the period.

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type at June 30, 2023 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$67	$—	$(1)	$66
U.S. government securities (1)	218	—	(3)	215
Corporate debt securities	365	—	(6)	359
Total short-term investments	$650	$—	$(10)	$640

Long-term investments:
Debt securities:
International government securities	$9	$—	$—	$9
U.S. government securities	3	—	—	3
Corporate debt securities	25	—	(1)	24
Total debt securities	37	—	(1)	36
Equity securities:
Equity securities with readily determinable fair values	715	—	(440)	275
Equity securities of private companies	78	259	(208)	129
Total equity securities	793	259	(648)	404
Total long-term investments	$830	$259	$(649)	$440
(1)    Includes investments in U.S. municipal bonds.

The following table summarizes the Company's investments by major security type at December 31, 2022 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$13	$—	$—	$13
U.S. government securities (1)	131	—	(1)	130
Corporate debt securities	32	—	—	32
Total short-term investments	$176	$—	$(1)	$175

Long-term investments:
Debt securities:
International government securities	$63	$—	$(1)	$62
U.S. government securities (1)	147	—	(3)	144
Corporate debt securities	366	—	(7)	359
Total debt securities	576	—	(11)	565
Equity securities:
Equity securities with readily determinable fair values	1,165	1,352	(446)	2,071
Equity securities of private companies	78	259	(184)	153
Total equity securities	1,243	1,611	(630)	2,224
Total long-term investments	$1,819	$1,611	$(641)	$2,789
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

At June 30, 2023, the Company's investments in debt securities had an average credit quality of A+/A1/A+ and the Company's long-term investments in available-for-sale debt securities had maturity dates between 1 and 2 years. The Company invests in international government securities with high credit quality. At June 30, 2023, investments in international government securities principally included debt securities issued by the governments of Germany, Sweden, France, and Canada.

Equity securities with readily determinable fair values at June 30, 2023 include the Company's investments in Grab Holdings Limited ("Grab") and DiDi Global Inc. ("DiDi"), with fair values of $145 million and $118 million, respectively. At December 31, 2022, equity securities with readily determinable fair values included the Company's investments in Grab, DiDi, and Meituan, with fair values of $136 million, $125 million, and $1.8 billion, respectively. Equity securities with readily determinable fair values are included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized gains (losses) related to these investments included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Grab	$18	$(41)	$9	$(194)
DiDi	(32)	18	(7)	(79)
Meituan	—	393	—	(335)

During the six months ended June 30, 2023, the Company sold its entire investment in Meituan for $1.7 billion, resulting in a loss of $149 million included in "Other income (expense), net" in the Unaudited Consolidated Statement of Operations for the six months ended June 30, 2023. The cost basis of the Company's investment in Meituan was $450 million.

Investments in equity securities without readily determinable fair values are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. The Company's investments in equity securities of private companies at June 30, 2023 and December 31, 2022, include $51 million originally invested in Yanolja Co., Ltd. ("Yanolja"). The Company evaluated its investment in Yanolja for impairment as of June 30, 2023 and 2022 and recognized impairment charges of $24 million and $184 million during the three and six months ended June 30, 2023 and 2022, respectively (see Note 6). The carrying value of the Company’s investment in Yanolja was $98 million and $122 million as of June 30, 2023 and December 31, 2022, respectively.

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

Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$13,597	$—	$—	$13,597
Certificates of deposit	29	—	—	29
Short-term investments:
International government securities	—	66	—	66
U.S. government securities	—	215	—	215
Corporate debt securities	—	359	—	359
Long-term investments:
International government securities	—	9	—	9
U.S. government securities	—	3	—	3
Corporate debt securities	—	24	—	24
Equity securities	275	—	—	275
Derivatives:
Foreign currency exchange derivatives	—	49	—	49
Total assets at fair value	$13,901	$725	$—	$14,626
LIABILITIES:
Foreign currency exchange derivatives	$—	$84	$—	$84

Nonrecurring fair value measurements
Investment in equity securities of a private company (1)	$—	$—	$98	$98
(1)    As of June 30, 2023, the investment in Yanolja was written down to its estimated fair value (see Note 5).

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

Investments in private companies measured using Level 3 inputs

The Company's investments measured using Level 3 inputs primarily consist of investments in privately-held companies that are classified as equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both the market and income approaches. The Company uses valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. While observable financing transactions of the investee are generally considered the best indication of the enterprise value, considering factors such as the proximity in timing of the financing transaction to the valuation date, the Company may also use the calibration process and other valuation techniques to supplement this data, including the income approach. Calibration is the process of using observed transactions in the investee company's own instruments to ensure that the valuation techniques that will be employed to value the investment on subsequent measurement dates begin with assumptions that are consistent with the observed transactions.

As of June 30, 2023 and 2022, the Company evaluated its investment in Yanolja for impairment using a combination of the market approach and the income approach in estimating the fair value of the investment as of those dates, and recognized impairment charges. The market approach estimates value using prices and other relevant information generated by market transactions involving comparable companies. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used for the June 2023 impairment evaluation, primarily using the income approach, include the weighted average cost of capital (10.5%-14.5%) and the terminal EBITDA multiple (14x-16x). The key unobservable inputs and ranges used for the June 2022 impairment evaluation include, for the market approach, percentage decrease in the calibrated EBITDA multiple (36%) and for the income approach, the weighted average cost of capital (10%-14%) and the terminal EBITDA multiple (14x-16x). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. A change in the assumption used for EBITDA multiples would result in a directionally similar change in the fair value, and a change in the assumption used for weighted average cost of capital would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where the Company is a minority shareholder and has access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the valuation which may result in a need to recognize additional impairment charges.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of June 30, 2023 and December 31, 2022, the Company did not designate any derivatives as hedges for accounting purposes.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at June 30, 2023 and December 31, 2022 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	June 30, 2023	December 31, 2022
Estimated fair value of derivative assets	$49	$65
Estimated fair value of derivative liabilities	$84	$26

Notional amount:
Foreign currency purchases	$4,320	$2,870
Foreign currency sales	$4,588	$2,682

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Losses on foreign currency exchange derivatives	$67	$40	$84	$56

Other Financial Assets and Liabilities

At June 30, 2023 and December 31, 2022, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 includes receivables from customers of $2.0 billion and $1.5 billion, respectively, and receivables from payment processors and networks of $832 million and $730 million, respectively. The remaining balance principally relates to receivables from marketing affiliates. In addition, the Company had prepayments to certain accommodation travel service provider customers of $6 million and $29 million included in "Prepaid expenses, net" and $22 million and $5 million included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Six Months Ended June 30,
	2023	2022
Balance, beginning of year	$117	$101
Provision charged to earnings	60	59
Write-offs and adjustments	(92)	(52)
Foreign currency translation adjustments	2	(6)
Balance, end of period	$87	$102

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

	Six Months Ended June 30,
	2023	2022
Balance, beginning of year	$23	$47
Provision charged to expense	2	(8)
Write-offs and adjustments	(2)	(4)
Balance, end of period	$23	$35

8.    INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2023 and December 31, 2022 consist of the following (in millions):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,397	$(711)	$686	$1,386	$(658)	$728	3 - 20 years
Technology	286	(202)	84	287	(185)	102	2 - 7 years
Trade names	1,810	(862)	948	1,806	(812)	994	3 - 20 years
Other intangible assets	44	(40)	4	43	(38)	5	Up to 20 years
Total intangible assets	$3,537	$(1,815)	$1,722	$3,522	$(1,693)	$1,829

Intangible assets are amortized on a straight-line basis. Amortization expense was $56 million and $111 million for the three and six months ended June 30, 2023, respectively, and $56 million and $112 million for the three and six months ended June 30, 2022, respectively.

The balance of goodwill as of June 30, 2023 and December 31, 2022 is stated net of cumulative impairment charges of $2.0 billion.

9.    DEBT

Revolving Credit Facility

In May 2023, the Company entered into a five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility extends a revolving line of credit of up to $2.0 billion to the Company and provides for the issuance of up to $80 million of letters of credit, as well as up to $100 million of borrowings on same-day notice, referred to as swingline loans. Other than the swingline loans, which are available only in U.S. dollars, the revolving loans and the letters of credit are available in U.S. dollars, Euros, Pounds Sterling, and any other currency agreed to by the administrative agent and each of the lenders. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow.

Borrowings under the revolving credit facility will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.375%) based on the Company's leverage or credit rating at the time of the borrowing. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate determined by reference to the Company's leverage or credit rating.

Upon entering into this new revolving credit facility, the Company terminated the $2.0 billion five-year revolving credit facility entered into in August 2019. At June 30, 2023 there were no borrowings outstanding and $17 million of letters of credit issued under the new revolving credit facility. At December 31, 2022, there were no borrowings outstanding and $14 million of letters of credit issued under the prior revolving credit facility. See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the prior revolving credit facility.

Outstanding Debt

Outstanding debt at June 30, 2023 consists of the following (in millions):

June 30, 2023	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.75% Convertible Senior Notes due May 2025	$863	$(8)	$855
Total current liabilities	$863	$(8)	$855

Long-term debt:
2.375% (€1 Billion) Senior Notes due September 2024	$1,091	$(2)	$1,089
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,036	(2)	1,034
3.6% Senior Notes due June 2026	1,000	(2)	998
4.0% (€750 Million) Senior Notes due November 2026	818	(3)	815
1.8% (€1 Billion) Senior Notes due March 2027	1,091	(2)	1,089
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	818	(3)	815
3.625% (€500 Million) Senior Notes due November 2028	546	(4)	542
4.25% (€750 Million) Senior Notes due May 2029	818	(5)	813
4.625% Senior Notes due April 2030	1,500	(8)	1,492
4.5% (€1 Billion) Senior Notes due November 2031	1,091	(7)	1,084
4.125% (€1.25 Billion) Senior Notes due May 2033	1,364	(16)	1,348
4.75% (€1 Billion) Senior Notes due November 2034	1,091	(9)	1,082
Total long-term debt	$13,264	$(66)	$13,198

Outstanding debt at December 31, 2022 consists of the following (in millions):

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
2.75% Senior Notes due March 2023	$500	$—	$500
Total current liabilities	$500	$—	$500

Long-term debt:
2.375% (€1 Billion) Senior Notes due September 2024	$1,067	$(3)	$1,064
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,014	(3)	1,011
0.75% Convertible Senior Notes due May 2025	863	(9)	854
3.6% Senior Notes due June 2026	1,000	(3)	997
4.0% (€750 Million) Senior Notes due November 2026	800	(3)	797
1.8% (€1 Billion) Senior Notes due March 2027	1,067	(2)	1,065
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	800	(3)	797
4.25% (€750 Million) Senior Notes due May 2029	800	(6)	794
4.625% Senior Notes due April 2030	1,500	(9)	1,491
4.5% (€1 Billion) Senior Notes due November 2031	1,067	(7)	1,060
4.75% (€1 Billion) Senior Notes due November 2034	1,067	(9)	1,058
Total long-term debt	$12,045	$(60)	$11,985

Fair Value of Debt

At June 30, 2023 and December 31, 2022, the estimated fair value of the outstanding debt was approximately $14.3 billion and $12.4 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount at June 30, 2023 primarily relates to the conversion premium on the convertible senior notes due in May 2025. As of December 31, 2022, the outstanding principal amount of the Company's debt exceeded the fair value of debt mainly due to the increase in interest rates partially offset by the conversion premium on the convertible senior notes due in May 2025.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to the issuance. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. At June 30, 2023 and December 31, 2022, the estimated fair value of the May 2025 Notes was $1.3 billion and $1.2 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). For the three and six months ended June 30, 2023 and 2022, the weighted-average effective interest rate related to the convertible senior notes was 1.2%.

Based on the closing sales prices of the Company's common stock for the prescribed measurement periods, the May 2025 Notes were convertible at the option of the holder during the second calendar quarter of 2023 and continue to be convertible during the third calendar quarter of 2023. The May 2025 Notes are classified as "Short-term debt" in the Consolidated Balance Sheet as of June 30, 2023.

Other Senior Notes

In May 2023, the Company issued senior notes due November 2028 with an interest rate of 3.625% for an aggregate principal amount of 500 million Euros and senior notes due May 2033 with an interest rate of 4.125% for an aggregate principal amount of 1.25 billion Euros. The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of the Company's common stock.

In March 2023, the Company repaid $500 million on the maturity of the Senior Notes due March 2023. In March 2022, the Company repaid $1.1 billion on the maturity of Senior Notes due March 2022. In addition, the Company paid the applicable accrued and unpaid interest relating to each of these senior notes.

Other senior notes had a total carrying value of $13.2 billion and $11.6 billion at June 30, 2023 and December 31, 2022, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.

Interest expense related to other senior notes consists primarily of coupon interest expense of $100 million and $192 million for the three and six months ended June 30, 2023, respectively, and $56 million and $114 million for the three and six months ended June 30, 2022, respectively.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the six months ended June 30, 2023 and 2022, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $5.9 billion to $7.5 billion and from $4.2 billion to $5.6 billion, respectively.

10.    TREASURY STOCK

At December 31, 2022, the Company had a total remaining authorization of $3.9 billion related to a program authorized by the Company's Board of Directors ("the Board") in 2019 to repurchase up to $15.0 billion of the Company's common stock. In the first quarter of 2023, the Board authorized an additional program to repurchase up to $20.0 billion of the Company's common stock. At June 30, 2023, the Company had a total remaining authorization of $18.8 billion to repurchase its common stock. The Company expects to complete the share repurchases under the remaining authorization within four years from when the Company started the program in the first quarter of 2023, assuming no major downturn in the travel market. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and six months ended June 30, 2023 and 2022 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	1,177	$3,138	612	$1,271	1,989	$5,160	1,026	$2,219
General authorization for shares withheld on stock award vesting	1	3	1	3	67	176	74	155
Total	1,178	$3,141	613	$1,274	2,056	$5,336	1,100	$2,374

Stock repurchases of $110 million in June 2023 were settled in July 2023.

For the six months ended June 30, 2023 and 2022, the Company remitted employee withholding taxes of $176 million and $154 million, respectively, to the tax authorities, which may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company's share repurchases are accounted for as a cost of the treasury stock transaction. As of June 30, 2023, the Company recorded an estimated excise tax liability of $47 million for stock repurchases during the six months ended June 30, 2023, which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.

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

The Company's effective tax rates for the three and six months ended June 30, 2023 were 20.3% and 19.0%, respectively, compared to 25.1% and 46.8% for the three and six months ended June 30, 2022, respectively. The Company's 2023 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses. The Company's 2022 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, a valuation allowance related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax.

The Company's effective tax rates for the three and six months ended June 30, 2023 were lower than the effective tax rates for the three and six months ended June 30, 2022, primarily due to a lower valuation allowance related to certain unrealized losses on equity securities, lower international tax rates, and lower U.S. federal and state tax associated with the Company's international earnings, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax.

During the three and six months ended June 30, 2023 and 2022, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and six months ended June 30, 2023 and 2022 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at June 30, 2023 and December 31, 2022 was $59 million and $184 million, respectively. The unrecognized tax benefits, if recognized, would impact the effective tax rate. As of June 30, 2023 and December 31, 2022, total gross interest and penalties accrued was $7 million and $43 million, respectively. The decrease in unrecognized tax benefits, as well as gross interest and penalties, primarily relates to the settlement by Booking.com of certain French tax matters. The majority of unrecognized tax benefits are included in "Other assets, net" and "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of June 30, 2023. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next 12 months.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three and six months ended June 30, 2023 and 2022 (in millions):

	Foreign currency translation adjustments					Net unrealized (losses) gains on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (1)		Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (2)	Before tax	Tax

Three Months Ended June 30, 2023
Balance, March 31, 2023	$(474)	$72	$197	$(54)	$(259)	$(10)	$2	$(8)	$(267)
Other comprehensive income (loss) ("OCI") for the period	(2)	4	(34)	8	(24)	(1)	1	—	(24)
Balance, June 30, 2023	$(476)	$76	$163	$(46)	$(283)	$(11)	$3	$(8)	$(291)

Six Months Ended June 30, 2023
Balance, December 31, 2022	$(579)	$93	$310	$(81)	$(257)	$(13)	$3	$(10)	$(267)
OCI for the period	103	(17)	(147)	35	(26)	2	—	2	(24)
Balance, June 30, 2023	$(476)	$76	$163	$(46)	$(283)	$(11)	$3	$(8)	$(291)

Three Months Ended June 30, 2022
Balance, March 31, 2022	$(411)	$74	$208	$(55)	$(184)	$2	$(1)	$1	$(183)
OCI for the period	(306)	38	262	(64)	(70)	1	—	1	(69)
Balance, June 30, 2022	$(717)	$112	$470	$(119)	$(254)	$3	$(1)	$2	$(252)

Six Months Ended June 30, 2022
Balance, December 31, 2021	$(276)	$67	$91	$(28)	$(146)	$3	$(1)	$2	$(144)
OCI for the period	(441)	45	379	(91)	(108)	—	—	—	(108)
Balance, June 30, 2022	$(717)	$112	$470	$(119)	$(254)	$3	$(1)	$2	$(252)
(1)    Net investment hedges balance at June 30, 2023 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
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

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues, or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations have resulted in fines and the Company could incur additional fines in the future. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. In October 2022, the Comisión Nacional de los Mercados y la Competencia in Spain opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies. In July 2023, the Polish Office of Competition and Consumer Protection opened an investigation into Booking.com's identification of private and professional hosts and its messaging in relation to obligations owed to consumers. If either of the investigations were to find that Booking.com practices violated the respective laws, Booking.com may face significant fines and/or be required to make other commitments. Some authorities are reviewing the online hotel booking sector more generally through market inquiries, and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows, or financial condition.

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

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately 251 million Euros ($274 million) for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. Based on the Company's expectation that the Italian assessments for 2013 through 2018, and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, 18 million Euros ($19 million) have been reflected in unrecognized tax benefits, the majority of which is recorded to "Other assets, net" in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022.

In December 2019, the Company made a partial prepayment of 10 million Euros ($11 million) for the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, net of a partial reduction for unrecognized tax benefits, is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, and does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. Similarly, during the year ended December 31, 2022, the Company made deposits totaling 64 million Euros ($70 million) for the 2014 through 2018 assessments. The payments are included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report recommending that a formal tax assessment of 154 million Euros ($168 million), plus interest and penalties, be made on Booking.com BV for value-added taxes ("VAT") related to commissions charged to certain Italian accommodation providers from 2013 to 2019. In connection with the Tax Audit Report, the Genoa Public Prosecutor has requested certain Booking.com tax information and related data. The Company is cooperating with regard to that request. While the Company continues to believe that Booking.com has been compliant with applicable VAT laws, in July 2023, the Company entered into an agreement with the Italian tax authorities to settle the issues raised in the Tax Audit Report for the periods 2013 through 2022 for approximately 93 million Euros, which was paid in July 2023. As of June 30, 2023 and December 31, 2022, the Company had a liability of 93 million Euros ($102 million) and 44 million Euros ($48 million), respectively, with respect to this matter, which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

In 2018 and 2019, Turkish tax authorities asserted that Booking.com had a permanent establishment in Turkey and issued tax assessments for the years 2012 through 2018 for approximately 855 million Turkish Lira ($33 million), which includes interest and penalties through June 30, 2023. In the second quarter of 2023, the Company applied the recently enacted tax amnesty to the tax cases for the years 2012 through 2017. Participation in the tax amnesty program allows for reduced payments to settle and close those cases, and does not constitute an admission that the Company accepts the merits of the assertions set forth by the Turkish tax authorities. In addition, the Company paid certain tax base increase amounts for the years 2018 through 2022 in accordance with the tax amnesty law, which forestalls any tax audits of these years for the local subsidiary of Booking.com. As a result, the Company has recorded liabilities for VAT, withholding taxes, and income taxes totaling 207 million Turkish Lira ($8 million) as of June 30, 2023, which are included in "Accrued expenses and other current liabilities" in the Company's Consolidated Balance Sheet. The Company will continue to litigate its Booking.com 2013 tax year income tax case and all of its Booking.com 2018 tax year cases. As of June 30, 2023, the Company has paid approximately 149 million Turkish Lira ($6 million) of the assessments in order to preserve its right to contest the 2018 tax year assessment. Such payment, which is included in "Other assets, net" in the Consolidated Balance Sheet at June 30, 2023, does not constitute an admission that the Company owes the taxes and will be refunded to the Company, plus interest, to the extent the Company prevails.

The Company is also involved in other tax-related audits, investigations, and litigation relating to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), and other taxes. Any taxes or assessments in excess of the Company's tax provisions, including the resolution of any tax proceedings or litigation, could have a material adverse impact on the Company's results of operations, cash flows, and financial condition.

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company. The Company intends to pursue a number of defenses in the subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court's decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in the subsequent proceedings. As a result, as of June 30, 2023, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF's claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of June 30, 2023, the maximum loss, not including any potential interest or penalties, would be approximately 382 million Euros ($417 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after June 30, 2023.

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

The Company accrues for certain other contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

Other Contractual Obligations and Contingencies

The Company had $919 million and $452 million of standby letters of credit and bank guarantees issued on behalf of the Company as of June 30, 2023 and December 31, 2022, respectively, including those issued under the revolving credit facility. These are obtained primarily for regulatory purposes. See Note 9 for information related to letters of credit issued under the revolving credit facility.

Booking.com offers partner liability insurance that provides protection to certain accommodation partners ("home partners") in instances where a reservation has been made via Booking.com. The partner liability insurance may provide those home partners (both owners and property managers) coverage up to $1.0 million equivalent per occurrence, subject to limitations and exclusions, against third-party lawsuits, claims for bodily injury, or third-party personal property damage that occurred during a stay booked through Booking.com. Booking.com retains certain financial risks related to this insurance offering, which is underwritten by third-party insurance companies.

14.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income	$266	$24	$494	$27
Net (losses) gains on equity securities (1)	(34)	181	(167)	(806)
Foreign currency transaction (losses) gains (2)	(48)	16	(101)	46
Other	2	(1)	7	(2)
Other income (expense), net	$186	$220	$233	$(735)
(1)    Includes losses of $149 million related to the sale of Meituan during the six months ended June 30, 2023. See Note 5 for additional information related to net (losses) gains on equity securities and Note 6 for additional information related to impairments of an investment in equity securities.
(2)    Foreign currency transaction (losses) gains include losses of $8 million and $34 million for the three and six months ended June 30, 2023, respectively, and gains of $38 million and $68 million for the three and six months ended June 30, 2022, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9).

15.    OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	June 30, 2023	December 31, 2022
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$14,602	$12,221
Restricted cash and cash equivalents (1)	28	30
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$14,630	$12,251
(1)    Included in "Other current assets" in the Consolidated Balance Sheets and principally consist of amounts relating to the Company's travel-related insurance business.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $25 million and $27 million for the six months ended June 30, 2023 and 2022, respectively. See Note 10 for additional information on noncash financing activity related to the excise tax on share repurchases.

Pending Acquisition

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.8 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals. In June 2023, the Company received a statement of objections from the European Commission (the "EC") regarding the acquisition. The Company continues to address the EC’s concerns and in July 2023 submitted a proposed remedy for consideration. If regulatory approval is not obtained, a termination fee, which the Company does not consider to be material, may be payable to the sellers.

Restructuring, Disposal, and Other Exit Activities

During the year ended December 31, 2022, the Company transferred certain customer service operations of Booking.com to Majorel Group Luxembourg S.A. resulting in losses of $6 million and $42 million included in "Restructuring, disposal, and other exit activities" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively.

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

Trends

The COVID-19 pandemic and the resulting implementation of travel restrictions by governments around the world resulted in a significant decline in travel activities and consumer demand for related services. Accommodation room nights, which include the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in 2020. Since the second quarter of 2020 and through the second quarter of 2023, changes in accommodation room nights versus the comparable period in 2019 have generally improved as government-imposed travel restrictions have eased and consumer demand for travel has generally rebounded. In 2022, global room nights were 52% higher than in 2021 and 6% higher than in 2019. The year-over-year growth in room nights in 2022 was driven primarily by the recovery in Europe, Asia, and Rest of World, as well as by growth in North America. In the first quarter of 2023, global room nights were 38% higher than the first quarter of 2022, as the impact of the COVID-19 pandemic lessened, and were 26% higher than the first quarter of 2019. The year-over-year growth in room nights in the first quarter of 2023 was driven primarily by the continued recovery in Europe and Asia. In the second quarter of 2023, global room nights were 9% higher than the second quarter of 2022 and were 26% higher than the second quarter of 2019. The year-over-year growth in room nights in the second quarter of 2023 was driven primarily by the continued recovery in Asia. In the first half of 2023, the booking window expanded as compared to the first half of 2022 and 2019, which benefited room night growth in the first half of 2023 as compared to the respective prior-year periods.

To illustrate the impact of the COVID-19 pandemic and recovery over time, the charts below compare results against the comparable period in the prior year and 2019.

Quarterly Room Nights and Change versus the prior year and 2019

In early March 2022, following Russia's invasion of Ukraine, we suspended the booking of travel services in Russia and Belarus. This led to the loss of new bookings from bookers in these countries. Excluding room nights from bookers in Russia, Ukraine, and Belarus in each comparable period, our overall room nights in the second quarter of 2023 were up about 8% versus 2022 and up about 30% versus 2019.

We have observed a general improvement in cancellation rates in recent years, though we have seen periods of elevated cancellation rates from time to time, such as following the imposition of new travel restrictions during the COVID-19 pandemic. The cancellation rate in the second quarter of 2023 increased compared to the cancellation rate in the second quarter of 2022, which benefited from a strong recovery of new bookings following the relaxation of travel restrictions in many parts of the world. The cancellation rate in the second quarter of 2023 remained lower than the comparable period in 2019.

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

Since the second quarter of 2020, government-imposed travel restrictions have generally limited international travel (travelers booking a stay at a property located outside their own country) more than domestic travel (travelers booking a stay within their own country). We believe the easing of government-imposed travel restrictions throughout the world helped drive an increase in the mix of our room nights booked for international travel in the second quarter of 2023 as compared to the second quarter of 2022. The second quarter of 2023 was the first quarter we saw our international mix fully recover to 2019 levels.

The mix of our room nights booked on a mobile device in the second quarter of 2023 increased compared to the second quarter of 2022. The revenue earned on a transaction from a mobile device may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and have lower accommodation ADRs. The mix of our room nights booked on a mobile app in the second quarter of 2023 was above the mix in the second quarter of 2022. We continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with consumers.

Our global ADRs increased approximately 5% on a constant currency basis in the second quarter of 2023 as compared to the second quarter of 2022, driven primarily by higher ADRs in Europe as well as increases in ADRs across most other regions as compared to the second quarter of 2022. The increase in our global ADRs in the second quarter of 2023, as compared to the second quarter of 2022, was negatively impacted by approximately three percentage points from changes in geographical mix in our business driven primarily by a higher mix of room nights from Asia, which is a lower ADR region, and a lower mix of room nights from North America, which is a higher ADR region.

Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time. Those declining ADR trends resulted in accommodation gross bookings growing less than room nights. As the travel market recovered from the impact of the COVID-19 pandemic and with all regions experiencing general inflation in prices, we have seen travel industry ADRs generally increasing from pandemic lows in 2020. While our ADRs have continued to increase in the second quarter of 2023 as compared to the second quarter of 2022, it remains highly uncertain what the trend in industry ADRs will look like going forward.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com, and enable our long-term strategy to build a more integrated offering of multiple elements of travel connected by a payment platform, which we refer to as the "Connected Trip," Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks

(including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., credit card rebates), which are recorded in "Merchant revenues." The mix of our gross bookings generated on a merchant basis was 53% in the second quarter of 2023, an increase from 44% in the second quarter of 2022. To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Further, to the extent our non-accommodation services (e.g., airline ticket reservation services) have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $1.8 billion in the second quarter of 2023, up 4% versus the second quarter of 2022 as a result of the improving demand environment and our efforts to invest in marketing, partially offset by a year-over-year improvement in performance marketing returns on investment ("ROIs") and a higher share of room nights booked by consumers coming directly to our platforms. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services, and affiliate marketing to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), and online display advertising.

Marketing efficiency, expressed as marketing expense as a percentage of gross bookings, and performance marketing ROIs are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. In recent years, we observed periods of stable or increasing ROIs. Although it is difficult to predict how performance marketing ROIs will change in the future, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and anticipated repeat rates. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. Marketing expenses as a percentage of total gross bookings in the second quarter of 2023 were lower than the second quarter of 2022 due to higher performance marketing ROIs and an increase in the share of room nights booked by consumers coming directly to our platforms. Performance marketing ROIs were higher in the second quarter of 2023 versus the second quarter of 2022 due in part to our ongoing efforts to improve the efficiency of our marketing spend.

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com due in part to the availability of a large number of properties on its website, including approximately 3.1 million properties at June 30, 2023, consisting of over 450,000 hotels, motels, and resorts and over 2.6 million alternative accommodation properties (including homes, apartments, and other unique places to stay), and representing an increase from over 2.5 million properties at June 30, 2022. The year-over-year increase in total properties was driven primarily by an increase in alternative accommodation properties.

The mix of Booking.com's room nights booked for alternative accommodation properties in the second quarter of 2023 was approximately 34%, up versus approximately 32% in the second quarter of 2022. We have observed an overall longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of alternative accommodation properties available to consumers on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, the price of the travel service is the primary factor determining whether a consumer will book a reservation. Discounting and couponing (i.e., merchandising) occurs across all of the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenue as a percentage of gross bookings. Our investments in merchandising have negatively impacted total revenue as a percentage of gross bookings similarly in the second quarter of 2023 and 2022.

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

Increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business. For example, the Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" (VLOP) under the DSA. Earlier in the year, Booking.com received a VLOP designation notice from the European Commission. Booking.com has determined it does not currently meet the “gatekeeper” notification criteria set forth in the DMA due to the negative impact of COVID-19 on its business. We expect that these thresholds will likely be met at the end of 2023, in which case we expect to notify the European Commission as required. For information regarding risks related to the DMA and DSA, please see Part I, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws, rules, and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." in our Annual Report on Form 10-K for the year ended December 31, 2022. For more information on the impacts of regulations on our business, see Note 13 to our Unaudited Consolidated Financial Statements.

Our businesses outside of the U.S. (see Note 2 to our Unaudited Consolidated Financial Statements for information related to revenue by geographic area) represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result of the movements in foreign currency exchange rates, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by 27% in the second quarter of 2023 as compared to the second quarter of 2022, but without the impact of changes in foreign currency exchange rates our total revenues increased year-over-year on a constant-currency basis by approximately 28%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. We enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts. In addition, we designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Notes 9 and 14 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates.

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

The competition for technology talent in our industry is intense. As a result of the competitive labor market and inflationary pressure on compensation, our personnel expenses to attract and retain key talent have increased, which has adversely affected our results of operations and may adversely affect our results of operations in the future.

Outlook

In July 2023, we continued to see strong travel demand with room night growth of about 20% relative to July 2022. For the third quarter of 2023, we assume room nights will grow at a low double digits percentage relative to the third quarter of 2022. Given that assumption for room night growth, we expect the following for the third quarter of 2023:
•the year-over-year growth in gross bookings will be about seven percentage points higher than the year-over-year growth in room nights;
•revenues as a percentage of gross bookings will be slightly higher than it was in the third quarter of 2022; and
•operating profit will be higher than in the third quarter of 2022.

Given the strong level of bookings we have seen in the first half of 2023 and into July, we are updating our outlook for full-year 2023. For the full year, assuming room nights increase in 2023 compared to 2022 by a mid-teens percentage, we expect the following:
•the year-over-year growth in gross bookings will be slightly over 20%;
•revenues as a percentage of gross bookings will be higher than it was in 2022; and
•operating profit will be higher than in 2019 and 2022.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the valuation of investments in private companies, the valuation of goodwill and other long-lived assets, income taxes, and contingencies. For a discussion of our critical accounting estimates, see the "Critical Accounting Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. The "Critical Accounting Estimates" section in our Annual Report on Form 10-K for the year ended December 31, 2022 includes additional information on the valuation of our investment in Yanolja. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information on impairment charges recognized during the three and six months ended June 30, 2023 and 2022.

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three and Six Months Ended June 30, 2023 compared to the Three and Six Months Ended June 30, 2022

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period operating and financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates. Foreign exchange rate fluctuations impacted our year-over-year growth in gross bookings, revenues, and operating expenses for the three and six months ended June 30, 2023. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our Operating and Statistical Metrics, including room nights, rental car days, airline tickets, and merchant and agency gross bookings.

Room nights, rental car days, and airline tickets reserved through our services for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Room nights	268	246	8.8%	542	444	21.9%
Rental car days	20	16	24.0%	39	32	23.4%
Airline tickets	9	6	58.3%	17	10	65.2%

Room nights reserved through our services increased for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, driven primarily by the continued recovery in Asia. Room nights reserved through our services increased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, driven primarily by the continued recovery in Asia and Europe.

Rental car days reserved through our services increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, driven primarily by year-over-year growth in rental car demand, which benefited from lower average daily car rental prices.

Airline tickets reserved through our services increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, driven primarily by the expansion of Booking.com’s flight offering.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories for the three and six months ended June 30, 2023 and 2022 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Merchant gross bookings	$21,122	$15,097	39.9%	$41,049	$26,104	57.3%
Agency gross bookings	18,570	19,448	(4.5)%	38,070	35,734	6.5%
Total gross bookings	$39,692	$34,545	14.9%	$79,119	$61,838	27.9%

Merchant gross bookings increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022 due to the continued improvement in travel demand trends, as well as the expansion of merchant accommodation reservation services at Booking.com. Agency gross bookings decreased for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, almost entirely due to the ongoing shift from agency bookings to merchant bookings at Booking.com. Agency gross bookings increased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due primarily to the year-over-year increase in agency gross bookings in the first quarter of 2023, partially offset by the year-over-year decrease in agency gross bookings in the second quarter of 2023.

The year-over-year increase in gross bookings during the three and six months ended June 30, 2023 was due primarily to the increase in room nights, the increase in constant-currency accommodation ADRs of approximately 5% and 7%, respectively, and the positive impact from year-over-year growth in gross bookings from reservations for airline tickets, partially offset by the negative impact of foreign exchange rate fluctuations.

Gross bookings resulting from reservations of airline tickets increased 62% and 82% year-over-year, during the three and six months ended June 30, 2023, respectively, due to higher airline ticket growth and ticket price increases. Gross bookings resulting from reservations of rental car days decreased 9% and 4% year-over-year, during the three and six months ended June 30, 2023, respectively, due primarily to lower average daily car rental prices, partially offset by higher rental car days growth.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our revenues, including merchant and agency revenues.

Advertising and other revenues

See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our advertising and other revenues.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Merchant revenues	$2,770	$1,749	58.4%	$4,522	$2,799	61.6%
Agency revenues	2,429	2,301	5.5%	4,211	3,751	12.3%
Advertising and other revenues	263	244	8.0%	507	439	15.4%
Total revenues	$5,462	$4,294	27.2%	$9,240	$6,989	32.2%
% of Total gross bookings	13.8%	12.4%		11.7%	11.3%

Merchant, agency, and advertising and other revenues increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, due primarily to the continued improvement in travel demand trends, partially offset by the negative impact of foreign exchange rate fluctuations. Merchant revenues for the three and six months ended June 30, 2023 increased more than agency revenues due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Total revenues as a percentage of gross bookings were 13.8% and 11.7% for the three and six months ended June 30, 2023, respectively, an increase from 12.4% and 11.3% for the three and six months ended June 30, 2022, respectively, due primarily to a less negative impact from differences in the timing of booking versus travel in the three and six months ended June 30, 2023.

Operating Expenses

Marketing Expenses

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Marketing expenses	$1,801	$1,737	3.6%	$3,318	$2,884	15.0%
% of Total gross bookings	4.5%	5.0%		4.2%	4.7%
% of Total revenues	33.0%	40.5%		35.9%	41.3%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•affiliate programs;
•referrals from meta-search and travel research websites;
•offline and online brand marketing; and
•other performance-based marketing.

We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. We rely on our marketing channels to generate a significant amount of traffic to our websites. For the three and six months ended June 30, 2023, our marketing expenses, which are substantially variable in nature, increased compared to the three and six months ended June 30, 2022, to help drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings decreased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, due to year-over-year increases in performance marketing ROIs and year-over-year increases in the mix of direct traffic. Performance marketing ROIs were higher in the second quarter of 2023 versus the second quarter 2022 due in part to our ongoing efforts to improve the efficiency of our marketing spend.

Sales and Other Expenses

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Sales and other expenses	$666	$465	43.2%	$1,208	$804	50.2%
% of Total gross bookings	1.7%	1.3%		1.5%	1.3%
% of Total revenues	12.2%	10.8%		13.1%	11.5%

Sales and other expenses consist primarily of:
•credit card and other payment processing fees associated with merchant transactions;
•fees paid to third parties that provide call center and other customer services, airline ticketing-related services, website content translations, and other services;
•chargeback provisions and fraud prevention expenses associated with merchant transactions;
•provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers;
•customer relations costs; and
•travel transaction taxes.

For the three and six months ended June 30, 2023, sales and other expenses, which are substantially variable in nature, increased compared to the three and six months ended June 30, 2022, due primarily to an increase in merchant transaction costs of $109 million and $239 million, respectively, and an increase in third-party call center costs of $57 million and $119 million, respectively. Merchant transactions increased year-over-year in the first half of 2023 due to the continued improvement in travel demand trends, as well as the expansion of merchant accommodation reservation services at Booking.com. The year-over-year increase in third-party call center costs in the first half of 2023 was due in part to the transfer of certain customer service operations of Booking.com to Majorel, which shifted costs from personnel expenses to sales and other expenses.

Personnel

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Personnel	$752	$635	18.5%	$1,474	$1,231	19.7%
% of Total revenues	13.8%	14.8%		16.0%	17.6%

Personnel expenses consist primarily of:
•salaries;
•stock-based compensation;
•bonuses;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses, excluding stock-based compensation, increased 18.7% and 19.7% year-over-year for the three and six months ended June 30, 2023, respectively, due to an increase in salary expense of $80 million and $152 million, respectively, and an increase in bonus expense accruals of $16 million and $33 million, respectively. Employee headcount of approximately 23,100 as of June 30, 2023 increased by 19% as compared to June 30, 2022. Personnel expenses for the three and six months ended June 30, 2023 and employee headcount as of June 30, 2023 were reduced due to the transfer of certain customer service operations of Booking.com to Majorel, which shifted costs from personnel expenses to sales and other expenses. Stock-based compensation expense for the three and six months ended June 30, 2023 was $128 million and $241 million, respectively, compared to $108 million and $201 million for the three and six months ended June 30, 2022, respectively.

General and Administrative

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
General and administrative	$304	$207	47.6%	$593	$365	62.4%
% of Total revenues	5.6%	4.8%		6.4%	5.2%

General and administrative expenses consist primarily of:
•indirect taxes such as digital services taxes and certain travel transaction taxes;
•occupancy and office expenses;
•fees for outside professionals; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 due to an increase of $50 million in indirect taxes, which was impacted by a $23 million accrual related to the settlement of certain indirect tax matters. The year-over-year increase in general and administrative expenses for the three months ended June 30, 2023 was also due to an increase of $20 million in fees for outside professionals. General and administrative expenses increased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 due to an increase of $130 million in indirect taxes, which was impacted by a $62 million accrual related to the settlement of certain indirect tax matters as well as by the reversal in the first quarter of 2022 of accruals for certain travel transaction taxes of approximately $25 million (see Note 13 to our Unaudited Consolidated Financial Statements). The year-over-year increase in general and administrative expenses for the six months ended June 30, 2023 was also due to an increase of $36 million in personnel-related expenses.

Information Technology

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Information technology	$144	$137	5.5%	$281	$271	3.7%
% of Total revenues	2.6%	3.2%		3.0%	3.9%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•cloud computing costs and outsourced data center costs;
•payments to contractors; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 due primarily to increased cloud computing costs and outsourced data center costs.

Depreciation and Amortization

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Depreciation and amortization	$121	$107	12.7%	$241	$218	10.4%
% of Total revenues	2.2%	2.5%		2.6%	3.1%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, due primarily to increased amortization expense related to internally-developed and purchased software.

Restructuring, disposal, and other exit activities

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Restructuring, disposal, and other exit activities	$1	$6	(86.8)%	$2	$42	(94.6)%

Restructuring, disposal, and other exit activities for the three and six months ended June 30, 2022 relate to the loss on transfer of certain customer service operations of Booking.com to Majorel. See Note 15 to our Unaudited Consolidated Financial Statements for additional information.

Interest Expense and Other Income (Expense), Net

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense	$241	$76	$435	$144

Other Income (Expense), Net

The following table sets forth the composition of "Other income (expense), net" for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest and dividend income	$266	$24	$494	$27
Net (losses) gains on equity securities	(34)	181	(167)	(806)
Foreign currency transaction (losses) gains	(48)	16	(101)	46
Other	2	(1)	7	(2)
Other income (expense), net	$186	$220	$233	$(735)

The following table presents the changes in interest and dividend income and interest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Interest and dividend income	$266	$24	1,024.2%	$494	$27	1,742.2%
Interest expense	(241)	(76)	216.2%	(435)	(144)	201.0%

Interest and dividend income increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to the impact of higher interest rates on cash management activities (with related expenses recorded in interest expense) and investment activities. Interest expense increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to higher interest rates related to our cash management activities (with related income recorded in interest income) and the issuance of senior notes in November 2022 and May 2023, partially offset by the maturities of senior notes during 2022 and 2023.

See Note 14 to our Unaudited Consolidated Financial Statements for additional information on "Other income (expense), net". See Note 5 to our Unaudited Consolidated Financial Statements for additional information related to net (losses) gains on equity securities.

Foreign currency transaction (losses) gains for the three and six months ended June 30, 2023 include losses of $8 million and $34 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $67 million and $84 million, respectively, on derivative contracts. Foreign currency transaction (losses) gains for the three and six months ended June 30, 2022 include gains of $38 million and $68 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges offset by losses of $40 million and $56 million, respectively, on derivative contracts.

Income Taxes

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Income tax expense	$328	$287	14.0%	$365	$138	163.9%
% of Income before income taxes	20.3%	25.1%		19.0%	46.8%

 Our 2023 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses. Our 2022 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, valuation allowance related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax.

Our effective tax rates for the three and six months ended June 30, 2023 are lower compared to the effective tax rates for the three and six months ended June 30, 2022, primarily due to a lower valuation allowance related to certain unrealized losses on equity securities, lower international tax rates, and lower U.S. federal and state tax associated with our international earnings, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax.

During the three and six months ended June 30, 2023 and 2022, a majority of our income was reported in the Netherlands, where Booking.com is based. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and six months ended June 30, 2023 and 2022 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. For additional information relating to Booking.com's Innovation Box Tax treatment, including associated risks, please see Part I, Item 1A, Risk Factors - "We may not be able to maintain our "Innovation Box Tax" benefit." in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

At June 30, 2023, we had $15.7 billion in cash, cash equivalents, and investments, of which approximately $10.1 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for additional information about our cash equivalents and investments. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. In February 2023, we completed the sale of our investment in equity securities of Meituan and received gross proceeds of $1.7 billion.

Deferred merchant bookings of $6.0 billion at June 30, 2023 represents cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

At June 30, 2023, we had a remaining transition tax liability of $692 million as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"), which included $516 million reported as "Long-term U.S. transition tax liability" and $176 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next three years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In May 2023, we issued senior notes due November 2028 with an interest rate of 3.625% for an aggregate principal amount of 500 million Euros and senior notes due May 2033 with an interest rate of 4.125% for an aggregate principal amount of 1.25 billion Euros. The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of our common stock. In March 2023, we repaid $500 million on the maturity of the Senior Notes due March 2023. The convertible senior notes due in May 2025 are currently convertible at the option of the holder and have been classified as "Short-term debt" in the Consolidated Balance Sheet as of June 30, 2023. See Note 9 to our Unaudited Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates, and maturity dates.

In May 2023, we entered into a five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility extends a revolving line of credit up to $2.0 billion to the Company and provides for the issuance of up to $80 million of letters of credit, as well as up to $100 million of borrowings on same-day notice. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. Upon entering into this new revolving credit facility, we terminated the $2.0 billion five-year revolving credit facility entered into in August 2019. At June 30, 2023 there were no borrowings outstanding and $17 million of letters of credit issued under the new revolving credit facility. See Note 9 to our Unaudited Consolidated Financial Statements for additional information related to the new revolving credit facility.

During the six months ended June 30, 2023, we used $5.2 billion of cash to repurchase shares of our common stock. In the first quarter of 2023, the Board authorized a program to repurchase up to $20.0 billion of the Company's common stock and at June 30, 2023, we had a total remaining authorization of $18.8 billion. We expect to complete the share repurchases under the remaining authorization within four years from when we started the program at the beginning of this year, assuming no major downturn in the travel market. Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from our share repurchases are accounted for as a cost of the treasury stock transaction. See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

In November 2021, we entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.8 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals. See Note 15 to our Unaudited Consolidated Financial Statements for additional information.

At June 30, 2023, we had lease obligations of $836 million. Additionally, at June 30, 2023, we had, in the aggregate, $328 million of non-cancellable purchase obligations individually greater than $10 million. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction.

At June 30, 2023, there were $919 million of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes.

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

Cash Flow Analysis

Net cash provided by operating activities for the six months ended June 30, 2023 was $4.6 billion, resulting from net income of $1.6 billion, a favorable impact from adjustments for non-cash and other items of $509 million, and a favorable net change in working capital and long-term assets and liabilities of $2.6 billion. Non-cash and other items were principally associated with deferred income tax benefit, depreciation and amortization, stock-based compensation expense and other stock-based payments, net losses on equity securities, provision for expected credit losses and chargebacks, and operating lease amortization. For the six months ended June 30, 2023, deferred merchant bookings and other current liabilities increased by $3.1 billion and accounts receivable increased by $672 million, primarily due to increases in business volumes.

Net cash provided by operating activities for the six months ended June 30, 2022 was $4.4 billion, resulting from net income of $157 million, a favorable net change in working capital and long-term assets and liabilities of $3.0 billion, and a favorable impact from adjustments for non-cash and other items of $1.2 billion. Non-cash and other items were principally associated with net losses on equity securities, depreciation and amortization, stock-based compensation expense and other stock-based payments, deferred income tax benefit, provision for expected credit losses and chargebacks, and operating lease amortization. For the six months ended June 30, 2022, deferred merchant bookings and other current liabilities increased by $4.9 billion and accounts receivable increased by $1.1 billion, primarily due to increases in business volumes.

Net cash provided by investing activities for the six months ended June 30, 2023 was $1.5 billion, principally resulting from proceeds from sale and maturity of investments of $1.7 billion, partially offset by additions to property and equipment of $180 million. Net cash used in investing activities for the six months ended June 30, 2022 was $243 million, principally resulting from the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2023 was $3.8 billion, resulting from payments for the repurchase of common stock of $5.2 billion and payments on the maturity of debt of $500 million, partially offset by proceeds from the issuance of long-term debt of $1.9 billion. Net cash used in financing activities for the six months ended June 30, 2022 was $3.4 billion, resulting from payments for the repurchase of common stock of $2.3 billion and the repayment of debt of $1.1 billion.

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

See Note 9 to our Unaudited Consolidated Financial Statements for additional information about our convertible senior notes and other debt. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $630 million at June 30, 2023. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

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

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for additional information about our investments in equity securities of publicly-traded companies and private companies. A hypothetical 10% decrease in the fair values at June 30, 2023 of such investments would have resulted in a loss, before tax, of approximately $40 million being recognized in net income.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such a term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), occurred during the three months ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In 2022, we began a multi-year implementation to integrate and upgrade certain cross-brand global financial systems and processes, including but not limited to SAP S4 HANA ("SAP"). The first phase of this implementation became operational in 2022 at select financially immaterial entities at Booking.com. The second phase of this implementation became operational in July 2023 at the remaining Booking.com entities. As the phased implementation of SAP continues, there are certain changes to our processes and procedures that impact our internal control over financial reporting. We believe we are taking the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the operating effectiveness of key controls during subsequent periods.

While we expect this implementation to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as the implementation continues.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2023, and is incorporated into this Part II, Item 1 by reference thereto.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 –	292,335	(2)	$2,631	292,335	$21,118,657,214	(2) (4)
April 30, 2023	23	(3)	$2,653	N/A	N/A

May 1, 2023 –	447,539	(2) (4)	$2,641	447,539	$19,936,533,082	(4)
May 31, 2023	1,162	(3)	$2,656	N/A	N/A

June 1, 2023 –	436,848	(4)	$2,644	436,848	$18,781,555,424	(4)
June 30, 2023	23	(3)	$2,562	N/A	N/A
Total	1,177,930			1,176,722	$18,781,555,424
 _____________________________
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15 billion of our common stock.
(3)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended June 30, 2023 to previously withheld share amounts (reduction of 104 shares) that reflect changes to the estimates of employee tax withholding obligations.
(4)    Pursuant to a stock repurchase program announced on February 23, 2023, whereby we were authorized to repurchase up to $20 billion of our common stock.

Item 5. Other Information

On May 19, 2023, Director Lynn Vojvodich Radakovich adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 455 shares of the Company's common stock until May 25, 2024.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
4.1(c)	Form of 3.625% Senior Note due 2028.
4.2(c)	Form of 4.125% Senior Note due 2033.
4.3(c)	Officers' Certificate, dated May 12, 2023, with respect to the 3.625% Senior Notes due 2028.
4.4(c)	Officers' Certificate, dated May 12, 2023, with respect to the 4.125% Senior Notes due 2033.
4.5(c)	Agency Agreement, dated as of May 12, 2023, by and between Booking Holdings Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar, and trustee.
10.1(d)*	Credit Agreement, dated as of May 17, 2023, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.
10.2+	Employment Agreement, dated December 4, 2019, by and between Booking.com and Paulo Pisano.
10.3(e)+	Description of Termination Pay Policy, effective as of April 5, 2023.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).
*    Schedules or similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules or similar attachments upon request by the Securities and Exchange Commission.
+    Indicates a management contract or compensatory plan or arrangement.
(a)    Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 and incorporated herein by reference.
(c)    Previously filed as an exhibit to the Current Report on Form 8-K filed on May 12, 2023 and incorporated herein by reference.
(d)    Previously filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2023 and incorporated herein by reference.
(e)    Previously filed as an exhibit to the Current Report on Form 8-K filed on April 11, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	August 3, 2023	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)