Form 10-Q
period 2023-09-30
Booking Holdings Inc.
filed 2023-11-02
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at October 26, 2023:

Common Stock, par value $0.008 per share	34,889,873
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended September 30, 2023

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,294	$12,221
Short-term investments (Available-for-sale debt securities: Amortized cost of $632 and $176, respectively)	624	175
Accounts receivable, net (Allowance for expected credit losses of $116 and $117, respectively)	3,447	2,229
Prepaid expenses, net	680	477
Other current assets	434	696
Total current assets	18,479	15,798
Property and equipment, net	733	669
Operating lease assets	643	645
Intangible assets, net	1,660	1,829
Goodwill	2,804	2,807
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $576 at December 31, 2022)	420	2,789
Other assets, net	896	824
Total assets	$25,635	$25,361
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,020	$2,507
Accrued expenses and other current liabilities	4,182	3,244
Deferred merchant bookings	3,717	2,223
Short-term debt	1,913	500
Total current liabilities	12,832	8,474
Deferred income taxes	350	685
Operating lease liabilities	547	552
Long-term U.S. transition tax liability	515	711
Other long-term liabilities	160	172
Long-term debt	11,856	11,985
Total liabilities	26,260	22,579
Commitments and contingencies (see Note 13)
Stockholders' (deficit) equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,032,162 and 63,780,528, respectively	—	—
Treasury stock: 28,843,826 and 25,917,558 shares, respectively	(38,944)	(30,983)
Additional paid-in capital	6,996	6,491
Retained earnings	31,608	27,541
Accumulated other comprehensive loss	(285)	(267)
Total stockholders' (deficit) equity	(625)	2,782
Total liabilities and stockholders' (deficit) equity	$25,635	$25,361

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Merchant revenues	$3,945	$2,614	$8,467	$5,413
Agency revenues	3,135	3,203	7,346	6,954
Advertising and other revenues	261	235	768	674
Total revenues	7,341	6,052	16,581	13,041
Operating expenses:
Marketing expenses	2,022	1,795	5,340	4,679
Sales and other expenses	723	540	1,931	1,344
Personnel, including stock-based compensation of $128, $101, $369, and $302, respectively	788	636	2,262	1,867
General and administrative	387	262	980	627
Information technology	187	129	468	400
Depreciation and amortization	129	109	370	327
Restructuring, disposal, and other exit activities	2	(2)	4	40
Total operating expenses	4,238	3,469	11,355	9,284
Operating income	3,103	2,583	5,226	3,757
Interest expense	(254)	(102)	(689)	(246)
Other income (expense), net	300	(305)	533	(1,040)
Income before income taxes	3,149	2,176	5,070	2,471
Income tax expense	638	510	1,003	648
Net income	$2,511	$1,666	$4,067	$1,823
Net income applicable to common stockholders per basic common share	$70.62	$42.10	$111.09	$45.20
Weighted-average number of basic common shares outstanding (in 000's)	35,570	39,564	36,615	40,326
Net income applicable to common stockholders per diluted common share	$69.80	$41.98	$110.02	$45.00
Weighted-average number of diluted common shares outstanding (in 000's)	35,987	39,671	36,971	40,504

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$2,511	$1,666	$4,067	$1,823
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4	(127)	(22)	(235)
Net unrealized gains (losses) on available-for-sale securities	2	(12)	4	(12)
Total other comprehensive income (loss), net of tax	6	(139)	(18)	(247)
Comprehensive income	$2,517	$1,527	$4,049	$1,576

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended September 30, 2023	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, June 30, 2023	64,015	$—	(27,974)	$(36,319)	$6,848	$29,097	$(291)	$(665)
Net income	—	—	—	—	—	2,511	—	2,511
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	4	4
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	2	2
Exercise of stock options and vesting of restricted stock units and performance share units	17	—	—	—	13	—	—	13
Repurchase of common stock	—	—	(870)	(2,625)	—	—	—	(2,625)
Stock-based compensation and other stock-based payments	—	—	—	—	135	—	—	135
Balance, September 30, 2023	64,032	$—	(28,844)	$(38,944)	$6,996	$31,608	$(285)	$(625)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	63,781	$—	(25,918)	$(30,983)	$6,491	$27,541	$(267)	$2,782
Net income	—	—	—	—	—	4,067	—	4,067
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(22)	(22)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	4	4
Exercise of stock options and vesting of restricted stock units and performance share units	251	—	—	—	122	—	—	122
Repurchase of common stock	—	—	(2,926)	(7,961)	—	—	—	(7,961)
Stock-based compensation and other stock-based payments	—	—	—	—	383	—	—	383
Balance, September 30, 2023	64,032	$—	(28,844)	$(38,944)	$6,996	$31,608	$(285)	$(625)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2022	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, June 30, 2022	63,766	$—	(23,618)	$(26,664)	$6,278	$24,640	$(252)	$4,002
Net income	—	—	—	—	—	1,666	—	1,666
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(127)	(127)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(12)	(12)
Exercise of stock options and vesting of restricted stock units and performance share units	8	—	—	—	2	—	—	2
Repurchase of common stock	—	—	(1,067)	(1,966)	—	—	—	(1,966)
Stock-based compensation and other stock-based payments	—	—	—	—	105	—	—	105
Balance, September 30, 2022	63,774	$—	(24,685)	$(28,630)	$6,385	$26,306	$(391)	$3,670

Nine Months Ended September 30, 2022
Balance, December 31, 2021	63,584	$—	(22,518)	$(24,290)	$6,159	$24,453	$(144)	$6,178
Cumulative effect of adoption of accounting standards update	—	—	—	—	(96)	30	—	(66)
Net income	—	—	—	—	—	1,823	—	1,823
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(235)	(235)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(12)	(12)
Exercise of stock options and vesting of restricted stock units and performance share units	190	—	—	—	7	—	—	7
Repurchase of common stock	—	—	(2,167)	(4,340)	—	—	—	(4,340)
Stock-based compensation and other stock-based payments	—	—	—	—	315	—	—	315
Balance, September 30, 2022	63,774	$—	(24,685)	$(28,630)	$6,385	$26,306	$(391)	$3,670

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$4,067	$1,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370	327
Provision for expected credit losses and chargebacks	224	179
Deferred income tax benefit	(409)	(246)
Net losses on equity securities	151	1,142
Stock-based compensation expense and other stock-based payments	369	302
Operating lease amortization	120	117
Unrealized foreign currency transaction gains related to Euro-denominated debt	(2)	(70)
Other	3	40
Changes in assets and liabilities:
Accounts receivable	(1,506)	(1,358)
Prepaid expenses and other current assets	96	(424)
Deferred merchant bookings and other current liabilities	2,644	3,591
Long-term assets and liabilities	(129)	(1,042)
Net cash provided by operating activities	5,998	4,381
INVESTING ACTIVITIES:
Purchase of investments	(12)	(751)
Proceeds from sale and maturity of investments	1,785	30
Additions to property and equipment	(251)	(293)
Other investing activities	3	(14)
Net cash provided by (used in) investing activities	1,525	(1,028)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,893	—
Payment on maturity of debt	(500)	(1,102)
Payments for repurchase of common stock	(7,889)	(4,278)
Proceeds from exercise of stock options	122	7
Other financing activities	(45)	(3)
Net cash used in financing activities	(6,419)	(5,376)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(29)	(83)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,075	(2,106)
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	12,251	11,152
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$13,326	$9,046
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,573	$501
Cash paid during the period for interest	$557	$240

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

		Outside of the U.S.
	United States	The Netherlands	Other	Total Company
Total revenues for the three months ended September 30,
2023	$633	$6,127	$581	$7,341
2022	$606	$4,991	$455	$6,052

Total revenues for the nine months ended September 30,
2023	$1,771	$13,326	$1,484	$16,581
2022	$1,675	$10,300	$1,066	$13,041

Revenue by Type of Service

Approximately 89% of the Company's revenues for the three and nine months ended September 30, 2023 and 90% and 88% of the Company's revenues for the three and nine months ended September 30, 2022, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenue for each period.

Incentive Programs

At September 30, 2023 and December 31, 2022, liabilities of $183 million and $143 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers, including referral bonuses, rebates, credits, discounts, and loyalty programs.

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

Restricted stock units and performance share units granted by the Company during the nine months ended September 30, 2023 had an aggregate grant-date fair value of $574 million. Restricted stock units and performance share units that vested during the nine months ended September 30, 2023 had an aggregate fair value at vesting of $436 million. At September 30, 2023, there was $748 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the activity in restricted stock units and performance share units for employees and non-employee directors during the nine months ended September 30, 2023:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2022 (1)	280,460	$2,070	143,702	$2,294

Granted (2)	165,427	$2,629	51,941	$2,679
Vested	(133,767)	$2,021	(30,118)	$2,327
Performance shares adjustment (3)			33,096	$2,411
Forfeited	(13,903)	$2,315	(7,141)	$2,262
Unvested at September 30, 2023	298,217	$2,391	191,480	$2,415
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

The following table summarizes the activity in stock options during the nine months ended September 30, 2023:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2022	120,813	$1,408	$73	7.3
Exercised	(86,763)	$1,407
Forfeited	(62)	$1,411
Balance, September 30, 2023	33,988	$1,411	$57	6.6
Exercisable at September 30, 2023	33,988	$1,411	$57	6.6

The aggregate intrinsic value of employee stock options exercised during the nine months ended September 30, 2023 was $110 million.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average number of basic common shares outstanding	35,570	39,564	36,615	40,326
Weighted-average dilutive stock options, restricted stock units, and performance share units	231	107	211	149
Assumed conversion of convertible senior notes	186	—	145	29
Weighted-average number of diluted common and common equivalent shares outstanding	35,987	39,671	36,971	40,504

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type at September 30, 2023 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$73	$—	$(1)	$72
U.S. government securities (1)	185	—	(2)	183
Corporate debt securities	374	—	(5)	369
Total short-term investments	$632	$—	$(8)	$624

Long-term investments:
Equity securities:
Equity securities with readily determinable fair values	$715	$—	$(424)	$291
Equity securities of private companies	78	259	(208)	129
Total long-term investments	$793	$259	$(632)	$420
(1)    Includes investments in U.S. municipal bonds.

The following table summarizes the Company's investments by major security type at December 31, 2022 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$13	$—	$—	$13
U.S. government securities (1)	131	—	(1)	130
Corporate debt securities	32	—	—	32
Total short-term investments	$176	$—	$(1)	$175

Long-term investments:
Debt securities:
International government securities	$63	$—	$(1)	$62
U.S. government securities (1)	147	—	(3)	144
Corporate debt securities	366	—	(7)	359
Total debt securities	576	—	(11)	565
Equity securities:
Equity securities with readily determinable fair values	1,165	1,352	(446)	2,071
Equity securities of private companies	78	259	(184)	153
Total equity securities	1,243	1,611	(630)	2,224
Total long-term investments	$1,819	$1,611	$(641)	$2,789
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

At September 30, 2023, the Company's investments in debt securities had an average credit quality of AA-/Aa2/A+. The Company invests in international government securities with high credit quality. At September 30, 2023, investments in international government securities principally included debt securities issued by the governments of Germany, France, Norway, Canada, and Sweden.

Equity securities with readily determinable fair values at September 30, 2023 include the Company's investments in Grab Holdings Limited ("Grab") and DiDi Global Inc. ("DiDi"), with fair values of $150 million and $127 million, respectively. At December 31, 2022, equity securities with readily determinable fair values included the Company's investments in Grab, DiDi, and Meituan, with fair values of $136 million, $125 million, and $1.8 billion, respectively. Equity securities with readily determinable fair values are included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized gains (losses) related to these investments included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Grab	$5	$4	$14	$(190)
DiDi	9	(44)	2	(123)
Meituan	—	(294)	—	(629)

During the nine months ended September 30, 2023, the Company sold its entire investment in Meituan for $1.7 billion, resulting in a loss of $149 million included in "Other income (expense), net" in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2023. The cost basis of the Company's investment in Meituan was $450 million.

Investments in equity securities without readily determinable fair values are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. The Company's investments in equity securities of private companies at September 30, 2023 and December 31, 2022, include $51 million originally invested in Yanolja Co., Ltd. ("Yanolja"). The Company evaluated its investment in Yanolja for impairment as of June 30, 2023 and 2022 and recognized impairment charges of $24 million and $184 million during the nine months ended September 30, 2023 and 2022, respectively (see Note 6). The carrying value of the Company's investment in Yanolja was $98 million and $122 million as of September 30, 2023 and December 31, 2022, respectively.

6.    FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$12,105	$—	$—	$12,105
Certificates of deposit	79	—	—	79
Short-term investments:
International government securities	—	72	—	72
U.S. government securities	—	183	—	183
Corporate debt securities	—	369	—	369
Long-term investments:
Equity securities	291	—	—	291
Derivatives:
Foreign currency exchange derivatives	—	52	—	52
Total assets at fair value	$12,475	$676	$—	$13,151
LIABILITIES:
Foreign currency exchange derivatives	$—	$102	$—	$102

Nonrecurring fair value measurements
Investment in equity securities of a private company (1)	$—	$—	$98	$98
(1)    During the three months ended June 30, 2023, the investment in Yanolja was written down to its estimated fair value (see Note 5).

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

As of June 30, 2023 and 2022, the Company evaluated its investment in Yanolja for impairment using a combination of the market approach and the income approach in estimating the fair value of the investment as of those dates, and recognized impairment charges. The market approach estimates value using prices and other relevant information generated by market transactions involving comparable companies. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company's weighted-average cost of capital adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used for the June 2023 impairment evaluation, primarily using the income approach, include the weighted average cost of capital (10.5%-14.5%) and the terminal EBITDA multiple (14x-16x). The key unobservable inputs and ranges used for the June 2022 impairment evaluation include, for the market approach, percentage decrease in the calibrated EBITDA multiple (36%) and for the income approach, the weighted average cost of capital (10%-14%) and the terminal EBITDA multiple (14x-16x). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. A change in the assumption used for EBITDA multiples would result in a directionally similar change in the fair value, and a change in the assumption used for weighted average cost of capital would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where the Company is a minority shareholder and has access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee's expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the valuation which may result in a need to recognize additional impairment charges.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of September 30, 2023 and December 31, 2022, the Company did not designate any derivatives as hedges for accounting purposes.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at September 30, 2023 and December 31, 2022 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	September 30, 2023	December 31, 2022
Estimated fair value of derivative assets	$52	$65
Estimated fair value of derivative liabilities	$102	$26

Notional amount:
Foreign currency purchases	$4,475	$2,870
Foreign currency sales	$3,957	$2,682

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Losses on foreign currency exchange derivatives	$56	$58	$140	$114

Other Financial Assets and Liabilities

At September 30, 2023 and December 31, 2022, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 includes receivables from customers of $2.5 billion and $1.5 billion, respectively, and receivables from payment processors and networks of $909 million and $730 million, respectively. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of year	$117	$101
Provision charged to earnings	103	104
Write-offs and adjustments	(103)	(75)
Foreign currency translation adjustments	(1)	(11)
Balance, end of period	$116	$119

8.    INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2023 and December 31, 2022 consist of the following (in millions):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Trade names	$1,805	$(883)	$922	$1,806	$(812)	$994	3 - 20 years
Supply and distribution agreements	1,383	(723)	660	1,386	(658)	728	3 - 20 years
Technology and other intangible assets	327	(249)	78	330	(223)	107	Up to 20 years
Total intangible assets	$3,515	$(1,855)	$1,660	$3,522	$(1,693)	$1,829

Intangible assets are amortized on a straight-line basis. Amortization expense was $55 million and $166 million for the three and nine months ended September 30, 2023, respectively, and $55 million and $167 million for the three and nine months ended September 30, 2022, respectively.

The balance of goodwill as of September 30, 2023 and December 31, 2022 is stated net of cumulative impairment charges of $2.0 billion. The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at the reporting unit level and the annual tests are performed as of September 30. As of September 30, 2023, the Company performed its annual goodwill impairment test and concluded that there was no impairment of goodwill.

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

Upon entering into this new revolving credit facility, the Company terminated the $2.0 billion five-year revolving credit facility entered into in August 2019. At September 30, 2023 there were no borrowings outstanding and $18 million of letters of credit issued under the new revolving credit facility. At December 31, 2022, there were no borrowings outstanding and $14 million of letters of credit issued under the prior revolving credit facility. See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the prior revolving credit facility.

Outstanding Debt

Outstanding debt at September 30, 2023 consists of the following (in millions):

September 30, 2023	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
2.375% (€1 Billion) Senior Notes due September 2024	$1,059	$(2)	$1,057
0.75% Convertible Senior Notes due May 2025	863	(7)	856
Total current liabilities	$1,922	$(9)	$1,913

Long-term debt:
3.65% Senior Notes due March 2025	$500	$(1)	$499
0.1% (€950 Million) Senior Notes due March 2025	1,006	(2)	1,004
3.6% Senior Notes due June 2026	1,000	(2)	998
4.0% (€750 Million) Senior Notes due November 2026	794	(3)	791
1.8% (€1 Billion) Senior Notes due March 2027	1,059	(2)	1,057
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	794	(3)	791
3.625% (€500 Million) Senior Notes due November 2028	529	(3)	526
4.25% (€750 Million) Senior Notes due May 2029	794	(5)	789
4.625% Senior Notes due April 2030	1,500	(8)	1,492
4.5% (€1 Billion) Senior Notes due November 2031	1,059	(7)	1,052
4.125% (€1.25 Billion) Senior Notes due May 2033	1,323	(14)	1,309
4.75% (€1 Billion) Senior Notes due November 2034	1,059	(9)	1,050
Total long-term debt	$11,917	$(61)	$11,856

Outstanding debt at December 31, 2022 consists of the following (in millions):

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
2.75% Senior Notes due March 2023	$500	$—	$500
Total current liabilities	$500	$—	$500

Long-term debt:
2.375% (€1 Billion) Senior Notes due September 2024	$1,067	$(3)	$1,064
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,014	(3)	1,011
0.75% Convertible Senior Notes due May 2025	863	(9)	854
3.6% Senior Notes due June 2026	1,000	(3)	997
4.0% (€750 Million) Senior Notes due November 2026	800	(3)	797
1.8% (€1 Billion) Senior Notes due March 2027	1,067	(2)	1,065
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	800	(3)	797
4.25% (€750 Million) Senior Notes due May 2029	800	(6)	794
4.625% Senior Notes due April 2030	1,500	(9)	1,491
4.5% (€1 Billion) Senior Notes due November 2031	1,067	(7)	1,060
4.75% (€1 Billion) Senior Notes due November 2034	1,067	(9)	1,058
Total long-term debt	$12,045	$(60)	$11,985

Fair Value of Debt

At September 30, 2023 and December 31, 2022, the estimated fair value of the outstanding debt was approximately $14.0 billion and $12.4 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount at September 30, 2023 primarily relates to the conversion premium on the convertible senior notes due in May 2025 partially offset by the increase in market interest rates. As of December 31, 2022, the outstanding principal amount of the Company's debt exceeded the fair value of debt mainly due to the increase in market interest rates partially offset by the conversion premium on the convertible senior notes due in May 2025.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to the issuance. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. At September 30, 2023 and December 31, 2022, the estimated fair value of the May 2025 Notes was $1.4 billion and $1.2 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). For the three and nine months ended September 30, 2023 and 2022, the weighted-average effective interest rate related to the convertible senior notes was 1.2%.

Based on the closing sales prices of the Company's common stock for the prescribed measurement periods, the May 2025 Notes were convertible at the option of the holder during the second and third calendar quarters of 2023 and continue to be convertible during the fourth calendar quarter of 2023. The May 2025 Notes are classified as "Short-term debt" in the Consolidated Balance Sheet as of September 30, 2023.

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

Other senior notes had a total carrying value of $12.9 billion and $11.6 billion at September 30, 2023 and December 31, 2022, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.

Interest expense related to other senior notes consists primarily of coupon interest expense of $109 million and $301 million for the three and nine months ended September 30, 2023, respectively, and $54 million and $168 million for the three and nine months ended September 30, 2022, respectively.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the nine months ended September 30, 2023 and 2022, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $5.9 billion to $8.4 billion and from $4.2 billion to $5.6 billion, respectively.

10.    TREASURY STOCK

At December 31, 2022, the Company had a total remaining authorization of $3.9 billion related to a program authorized by the Company's Board of Directors ("the Board") in 2019 to repurchase up to $15.0 billion of the Company's common stock. In the first quarter of 2023, the Board authorized an additional program to repurchase up to $20.0 billion of the Company's common stock. At September 30, 2023, the Company had a total remaining authorization of $16.2 billion to repurchase its common stock. The Company expects to complete the share repurchases under the remaining authorization within four years from when the Company started the program in the first quarter of 2023, assuming no major downturn in the travel market. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and nine months ended September 30, 2023 and 2022 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	867	$2,616	1,064	$1,959	2,856	$7,776	2,090	$4,178
General authorization for shares withheld on stock award vesting	3	9	3	7	70	185	77	162
Total	870	$2,625	1,067	$1,966	2,926	$7,961	2,167	$4,340

Stock repurchases of $70 million in September 2023 were settled in October 2023.

For the nine months ended September 30, 2023 and 2022, the Company remitted employee withholding taxes of $185 million and $160 million, respectively, to the tax authorities, which may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company's share repurchases are accounted for as a cost of the treasury stock transaction. As of September 30, 2023, the Company recorded an estimated excise tax liability of $72 million for stock repurchases during the nine months ended September 30, 2023, which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.

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

The Company's effective tax rates for the three and nine months ended September 30, 2023 were 20.3% and 19.8%, respectively, compared to 23.4% and 26.2% for the three and nine months ended September 30, 2022, respectively. The Company's 2023 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses. The Company's 2022 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, unrecognized tax benefits, a valuation allowance related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax.

The Company's effective tax rate for the three months ended September 30, 2023 was lower than the effective tax rate for the three months ended September 30, 2022, primarily due to lower unrecognized tax benefits, lower international tax rates, and certain lower non-deductible expenses, partially offset by certain lower discrete tax benefits and a decrease in the benefit of the Netherlands Innovation Box Tax.

The Company's effective tax rate for the nine months ended September 30, 2023 was lower than the effective tax rate for the nine months ended September 30, 2022, primarily due to lower unrecognized tax benefits, lower valuation allowance related to certain unrealized losses on equity securities, lower international tax rates, and certain lower non-deductible expenses, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax.

During the three and nine months ended September 30, 2023 and 2022, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2023 and 2022 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at September 30, 2023 and December 31, 2022 was $51 million and $184 million, respectively. As of September 30, 2023, net unrecognized tax benefits of $31 million, if recognized, would impact the effective tax rate. As of September 30, 2023 and December 31, 2022, total gross interest and penalties accrued was $7 million and $43 million, respectively. The decrease in unrecognized tax benefits, as well as gross interest and penalties, primarily relates to the settlement by Booking.com of certain French tax matters. The majority of unrecognized tax benefits are included in "Other assets, net" and "Other long-term liabilities" in the Consolidated Balance Sheet as of September 30, 2023. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next 12 months.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Foreign currency translation adjustments					Net unrealized (losses) gains on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (1)		Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (2)	Before tax	Tax

Three Months Ended September 30, 2023
Balance, June 30, 2023	$(476)	$76	$163	$(46)	$(283)	$(11)	$3	$(8)	$(291)
Other comprehensive income (loss) ("OCI") for the period	(240)	46	259	(61)	4	3	(1)	2	6
Balance, September 30, 2023	$(716)	$122	$422	$(107)	$(279)	$(8)	$2	$(6)	$(285)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(579)	$93	$310	$(81)	$(257)	$(13)	$3	$(10)	$(267)
OCI for the period	(137)	29	112	(26)	(22)	5	(1)	4	(18)
Balance, September 30, 2023	$(716)	$122	$422	$(107)	$(279)	$(8)	$2	$(6)	$(285)

Three Months Ended September 30, 2022
Balance, June 30, 2022	$(717)	$112	$470	$(119)	$(254)	$3	$(1)	$2	$(252)
OCI for the period	(402)	51	293	(69)	(127)	(16)	4	(12)	(139)
Balance, September 30, 2022	$(1,119)	$163	$763	$(188)	$(381)	$(13)	$3	$(10)	$(391)

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$(276)	$67	$91	$(28)	$(146)	$3	$(1)	$2	$(144)
OCI for the period	(843)	96	672	(160)	(235)	(16)	4	(12)	(247)
Balance, September 30, 2022	$(1,119)	$163	$763	$(188)	$(381)	$(13)	$3	$(10)	$(391)
(1)    Net investment hedges balance at September 30, 2023 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
(2)    The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues, or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations have resulted in fines and the Company could incur additional fines in the future. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. In October 2022, the Comisión Nacional de los Mercados y la Competencia in Spain opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies. In July 2023, the Polish Office of Competition and Consumer Protection opened an investigation into Booking.com's identification of private and professional hosts and its messaging in relation to obligations owed to consumers. If any of the investigations were to find that Booking.com practices violated the respective laws, Booking.com may face significant fines and/or be required to make other commitments. Some authorities are reviewing the online hotel booking sector more generally through market inquiries, and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows, or financial condition.

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

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately 251 million Euros ($266 million) for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. Based on the Company's expectation that the Italian assessments for 2013 through 2018, and any transfer pricing assessments received for subsequent open years, will be settled through the MAP process, and after considering potential resolution amounts, 18 million Euros ($19 million) have been reflected in net unrecognized tax benefits, the majority of which is recorded to "Other assets, net" in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. As of September 30, 2023, the Company made prepayments of 74 million Euros ($78 million) to the Italian tax authorities to forestall collection enforcement pending the appeal phase of the case. The payments do not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. The payments are included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report recommending that a formal tax assessment of 154 million Euros ($163 million), plus interest and penalties, be made on Booking.com BV for value-added taxes ("VAT") related to commissions charged to certain Italian accommodation providers from 2013 to 2019. In connection with the Tax Audit Report, the Genoa Public Prosecutor has requested certain Booking.com tax information and related data. The Company is cooperating with regard to that request. While the Company continues to believe that Booking.com has been compliant with applicable VAT laws, in July 2023, the Company entered into an agreement with the Italian tax authorities and paid approximately 93 million Euros ($103 million) to settle the issues raised in the Tax Audit Report for the periods 2013 through 2022.

The Company is also involved in other tax-related audits, investigations, and litigation relating to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), withholding taxes, and other taxes. Any taxes or assessments in excess of the Company's tax provisions, including the resolution of any tax proceedings or litigation, could have a material adverse impact on the Company's results of operations, cash flows, and financial condition.

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company. The Company intends to pursue a number of defenses in the subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court's decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in the subsequent proceedings. As a result, as of September 30, 2023, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF's claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of September 30, 2023, the maximum loss, not including any potential interest or penalties, would be approximately 405 million Euros ($428 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after September 30, 2023.

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

The Company has been, is currently, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and adversely affect the Company's business, reputation, results of operations, financial condition, and cash flows.

The Company accrues for certain other contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

Other Contractual Obligations and Contingencies

The Company had $690 million and $452 million of standby letters of credit and bank guarantees issued on behalf of the Company as of September 30, 2023 and December 31, 2022, respectively, including those issued under the revolving credit facility. These are obtained primarily for regulatory purposes. See Note 9 for information related to letters of credit issued under the revolving credit facility.

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

14.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income	$289	$61	$783	$88
Net gains (losses) on equity securities (1)	16	(336)	(151)	(1,142)
Foreign currency transaction (losses) gains (2)	(1)	(34)	(102)	12
Other	(4)	4	3	2
Other income (expense), net	$300	$(305)	$533	$(1,040)
(1)    Includes loss of $149 million related to the sale of Meituan during the nine months ended September 30, 2023. See Note 5 for additional information related to net gains (losses) on equity securities and Note 6 for additional information related to impairments of an investment in equity securities.
(2)    Foreign currency transaction (losses) gains include gains of $36 million and $2 million for the three and nine months ended September 30, 2023, respectively, and gains of $2 million and $70 million for the three and nine months ended September 30, 2022, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9).

15.    OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	September 30, 2023	December 31, 2022
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$13,294	$12,221
Restricted cash and cash equivalents (1)	32	30
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$13,326	$12,251
(1)    Included in "Other current assets" in the Consolidated Balance Sheets and principally consist of amounts relating to the Company's travel-related insurance business.
Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $39 million and $33 million for the nine months ended September 30, 2023 and 2022, respectively. See Note 10 for additional information on noncash financing activity related to the excise tax on share repurchases.

Restructuring, Disposal, and Other Exit Activities

During the year ended December 31, 2022, the Company transferred certain customer service operations of Booking.com to Majorel Group Luxembourg S.A. resulting in a loss of $40 million included in "Restructuring, disposal, and other exit activities" in the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2022.

Acquisition - Termination Fee

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group. The completion of the acquisition was subject to certain closing conditions, including regulatory approvals. In September 2023, the European Commission announced its decision to prohibit the acquisition and consequently a termination fee of 85 million Euros ($90 million) became payable to the sellers. The termination fee was paid in October 2023 and is recorded in "General and administrative" expense in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023. The related payable is included in "Accounts payable" in the Unaudited Consolidated Balance Sheet as of September 30, 2023.

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

Trends

Since the second quarter of 2020 and through the third quarter of 2023, changes in accommodation room nights versus the comparable period in 2019 have generally improved as government-imposed travel restrictions due to the COVID-19 pandemic have eased and consumer demand for travel has generally improved. In 2022, global room nights were 52% higher than in 2021 and 6% higher than in 2019. The year-over-year growth in room nights in 2022 was driven primarily by the recovery in Europe, Asia, and Rest of World, as well as by growth in North America. Global room nights increased 15% year-over-year and 24% versus 2019 in the third quarter of 2023. The year-over-year growth in room nights in the third quarter of 2023 was driven primarily by the continued recovery in Asia and strong travel demand in Europe. For the first three quarters of 2023, global room nights increased 19% year-over-year and 25% versus 2019. For the first three quarters of 2023, the booking window expanded as compared to the first three quarters of 2022 and 2019, which benefited room night growth in the first three quarters of 2023 as compared to the respective prior-year periods.

We saw a negative impact on room night growth in October 2023 due to the Israel-Hamas war, particularly in Israel. There was also some short-term impact on travel trends outside of the country, such as cancellations and a drop in new bookings, as people absorbed the news. If the conflict continues or expands, it may adversely affect demand for our services, particularly in nearby areas.

To illustrate the impact of the COVID-19 pandemic and recovery over time, the charts below compare results against the comparable period in the prior year and 2019.

Quarterly Room Nights and Change versus the prior year and 2019

In early March 2022, following Russia's invasion of Ukraine, we suspended the booking of travel services in Russia and Belarus. This led to the loss of new bookings from bookers in these countries. Excluding room nights from bookers in Russia, Ukraine, and Belarus in each comparable period, our overall room nights in the third quarter of 2023 were up about 15% versus 2022 and up about 28% versus 2019.

We have observed a general improvement in cancellation rates in recent years, though we have seen periods of elevated cancellation rates from time to time, such as following the imposition of new travel restrictions during the COVID-19 pandemic. The cancellation rate in the third quarter of 2023 increased slightly compared to the cancellation rate in the third quarter of 2022, but remained slightly lower than the comparable period in 2019.

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

From the second quarter of 2020 and through 2022, government-imposed travel restrictions due to the COVID-19 pandemic generally limited international travel (travelers booking a stay at a property located outside their own country) more than domestic travel (travelers booking a stay within their own country). The mix of our room nights booked for international travel in the third quarter of 2023 increased as compared to the third quarter of 2022 and was in line with the third quarter of 2019.

The mix of our room nights booked on a mobile device in the third quarter of 2023 increased compared to the third quarter of 2022. The revenue earned on a transaction from a mobile device may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and have lower accommodation ADRs. The mix of our room nights booked on a mobile app in the third quarter of 2023 increased compared to the mix in the third quarter of 2022. We continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with consumers.

Our global ADRs increased approximately 4% on a constant currency basis in the third quarter of 2023 as compared to the third quarter of 2022, driven primarily by higher ADRs in Europe and Asia. The increase in our global ADRs in the third quarter of 2023, as compared to the third quarter of 2022, was negatively impacted by approximately two percentage points from changes in geographical mix in our business driven primarily by a higher mix of room nights from Asia, which is a lower ADR region, and a lower mix of room nights from North America, which is a higher ADR region.

Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time. Those declining ADR trends resulted in accommodation gross bookings growing less than room nights. As the travel market recovered from the impact of the COVID-19 pandemic and with all regions experiencing general inflation in prices, we have seen travel industry ADRs generally increasing from pandemic lows in 2020. While our ADRs have continued to increase in the third quarter of 2023 as compared to the third quarter of 2022, it remains highly uncertain what the trend in industry ADRs will look like going forward.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com, and enable our long-term strategy to build a more integrated offering of multiple elements of travel connected by a payment platform, which we refer to as the "Connected Trip," Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." The mix of our gross bookings generated on a merchant basis was 56% in the third quarter of 2023, an increase from 45% in the third quarter of 2022. To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Further, to the extent our non-accommodation services (e.g., airline ticket reservation services) have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $2.0 billion in the third quarter of 2023, up 13% versus the third quarter of 2022 as a result of the improving demand environment and our efforts to invest in marketing, partially offset by a year-over-year improvement in performance marketing returns on investment ("ROIs") and a higher share of room nights booked by consumers coming directly to our platforms. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), affiliate marketing, and meta-search services to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), and online display advertising.

Marketing efficiency, expressed as marketing expense as a percentage of gross bookings, and performance marketing ROIs are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. In recent years, we observed periods of stable or increasing ROIs. Although it is difficult to predict how performance marketing ROIs will change in the future, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and anticipated repeat rates. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. Marketing expenses as a percentage of total gross bookings in the third quarter of 2023 were lower than the third quarter of 2022 due to higher performance marketing ROIs and an increase in the share of room nights booked by consumers coming directly to our platforms. Performance marketing ROIs were higher in the third quarter of 2023 versus the third quarter of 2022 due in part to our ongoing efforts to improve the efficiency of our marketing spend.

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com due in part to the availability of a large number of properties on its website, including approximately 3.3 million properties at September 30, 2023, consisting of over 450,000 hotels, motels, and resorts and over 2.8 million alternative accommodation properties (including homes, apartments, and other unique places to stay), and representing an increase from over 2.6 million properties at September 30, 2022. The year-over-year increase in total properties was driven primarily by an increase in alternative accommodation properties.

The mix of Booking.com's room nights booked for alternative accommodation properties in the third quarter of 2023 was approximately 33%, up versus approximately 30% in the third quarter of 2022. We have observed an overall longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of alternative accommodation properties available to consumers on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, the price of the travel service is the primary factor determining whether a consumer will book. Discounting and couponing (i.e., merchandising) occurs across all of the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenue as a percentage of gross bookings. Total revenue as a percentage of gross bookings was negatively impacted by investments in merchandising in the third quarter of 2023 as compared to the third quarter of 2022.

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts. As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Currently, rates for this tax range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expenses in the Unaudited Consolidated Statements of Operations, have negatively impacted our results of operations. While the Organisation for Economic Co-operation and Development has been working on multinational tax changes that could require all member parties to remove all digital services taxes, the timing for completion of that project has been delayed and many details remain uncertain. If that project is significantly delayed or not completed, more countries could implement digital services taxes, which could negatively impact our results of operations and cash flows.

Increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business. For example, the Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" (VLOP) under the DSA. Earlier in the year, Booking.com received a VLOP designation notice from the European Commission. Booking.com has determined it does not currently meet the "gatekeeper" notification criteria set forth in the DMA due to the negative impact of COVID-19 on its business. We expect that these thresholds will likely be met at the end of 2023, in which case we expect to notify the European Commission as required. For information regarding risks related to the DMA and DSA, please see Part I, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws, rules, and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2022. For more information on the impacts of regulations on our business, see Note 13 to our Unaudited Consolidated Financial Statements.

Our businesses outside of the U.S. (see Note 2 to our Unaudited Consolidated Financial Statements for information related to revenue by geographic area) represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result of the movements in foreign currency exchange rates, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by 21% in the third quarter of 2023 as compared to the third quarter of 2022, but without the impact of changes in foreign currency exchange rates our total revenues increased year-over-year on a constant-currency basis by approximately 18%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. We enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts. In addition, we designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Notes 9 and 14 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates.

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

Outlook

In October 2023, we estimate that year-over-year room night growth was about 8%. We saw a negative impact on room night growth in the month due to the Israel-Hamas war. Israel on a booker and inbound basis combined represented about 1% of our total room nights prior to the war. If we exclude Israel room nights from October 2023 and October 2022, we estimate that our year-over-year room night growth for the month was about 9%. For the fourth quarter of 2023, taking into account the impact from the war, we assume room nights will grow about 9% relative to the fourth quarter of 2022. Given that assumption for room night growth, we expect the following for the fourth quarter of 2023:
•the year-over-year growth in gross bookings will be about five percentage points higher than the year-over-year growth in room nights;
•revenues as a percentage of gross bookings will be slightly higher than it was in the fourth quarter of 2022; and
•operating profit will be higher than in the fourth quarter of 2022.

Given the strong level of bookings we have seen in the first three quarters of 2023, and incorporating our outlook for the fourth quarter, we are updating our outlook for full-year 2023. For the full year, assuming room nights increase in 2023 compared to 2022 by a mid- to high-teens percentage, we expect the following:
•the year-over-year growth in gross bookings will be over 20%;
•revenues as a percentage of gross bookings will be slightly higher than it was in 2022; and
•operating profit will be higher than in 2019 and 2022.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the valuation of investments in private companies, the valuation of goodwill and other long-lived assets, income taxes, and contingencies. For a discussion of our critical accounting estimates, see the "Critical Accounting Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. The "Critical Accounting Estimates" section in our Annual Report on Form 10-K for the year ended December 31, 2022 includes additional information on the valuation of our investment in Yanolja. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information on impairment charges recognized during the nine months ended September 30, 2023 and 2022.

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three and Nine Months Ended September 30, 2023 compared to the Three and Nine Months Ended September 30, 2022

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period operating and financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates. Foreign exchange rate fluctuations impacted our year-over-year growth in gross bookings, revenues, and operating expenses for the three and nine months ended September 30, 2023. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

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

Room nights, rental car days, and airline tickets reserved through our services for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Room nights	276	240	14.9%	818	685	19.5%
Rental car days	20	16	20.0%	59	48	22.3%
Airline tickets	9	6	56.6%	27	16	62.0%

Room nights reserved through our services increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, driven primarily by the continued recovery in Asia and Europe.

Rental car days reserved through our services increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, driven primarily by year-over-year growth in rental car demand, which benefited from lower average daily car rental prices.

Airline tickets reserved through our services increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, driven primarily by the expansion of Booking.com's flight offering.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories for the three and nine months ended September 30, 2023 and 2022 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Merchant gross bookings	$22,271	$14,506	53.5%	$63,320	$40,610	55.9%
Agency gross bookings	17,542	17,614	(0.4)%	55,612	53,348	4.2%
Total gross bookings	$39,813	$32,120	24.0%	$118,932	$93,958	26.6%

Merchant gross bookings increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, due to the continued improvement in travel demand trends, as well as the expansion of merchant accommodation reservation services at Booking.com. Agency gross bookings decreased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, almost entirely due to the ongoing shift from agency bookings to merchant bookings at Booking.com. Agency gross bookings increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to the year-over-

year increase in agency gross bookings in the first quarter of 2023, partially offset by the year-over-year decrease in agency gross bookings in the second and third quarters of 2023.

The year-over-year increase in gross bookings during the three months ended September 30, 2023 was due primarily to the increase in room nights, the increase in constant-currency accommodation ADRs of approximately 4%, the positive impact of foreign exchange rate fluctuations, and the positive impact from year-over-year growth in gross bookings from reservations for airline tickets. The year-over-year increase in gross bookings during the nine months ended September 30, 2023 was due primarily to the increase in room nights, the increase in constant-currency accommodation ADRs of approximately 6%, and the positive impact from year-over-year growth in gross bookings from reservations for airline tickets, partially offset by the negative impact of foreign exchange rate fluctuations.

Gross bookings resulting from reservations of airline tickets increased 56% and 72% year-over-year, during the three and nine months ended September 30, 2023, respectively, due primarily to higher airline ticket growth. Gross bookings resulting from reservations of rental car days increased 3% year-over-year, during the three months ended September 30, 2023, due primarily to higher rental car days growth, partially offset by lower average daily car rental prices. Gross bookings resulting from reservations of rental car days decreased 2% year-over-year, during the nine months ended September 30, 2023, due primarily to lower average daily car rental prices, partially offset by higher rental car days growth.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Merchant revenues	$3,945	$2,614	50.9%	$8,467	$5,413	56.4%
Agency revenues	3,135	3,203	(2.1)%	7,346	6,954	5.6%
Advertising and other revenues	261	235	11.2%	768	674	13.9%
Total revenues	$7,341	$6,052	21.3%	$16,581	$13,041	27.1%
% of Total gross bookings	18.4%	18.8%		13.9%	13.9%

Merchant and advertising and other revenues increased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to the continued improvement in travel demand trends and the positive impact of foreign exchange rate fluctuations. Agency revenues decreased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to the ongoing shift from agency revenues to merchant revenues at Booking.com. Merchant, agency, and advertising and other revenues increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to the continued improvement in travel demand trends, partially offset by the negative impact of foreign exchange rate fluctuations. Merchant revenues for the three and nine months ended September 30, 2023 increased more than agency revenues due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Total revenues as a percentage of gross bookings were 18.4% and 13.9% for the three and nine months ended September 30, 2023, respectively, compared to 18.8% and 13.9% for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, total revenues as a percentage of gross bookings decreased due primarily to an increase in the mix of airline ticket gross bookings, changes in geographical mix, and investments in merchandising, partially offset by an increase in revenues from facilitating payments, as well as a more positive impact from differences in the timing of booking versus travel in the three months ended September 30, 2023.

Operating Expenses

Marketing Expenses

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Marketing expenses	$2,022	$1,795	12.7%	$5,340	$4,679	14.1%
% of Total gross bookings	5.1%	5.6%		4.5%	5.0%
% of Total revenues	27.5%	29.6%		32.2%	35.9%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•affiliate programs;
•referrals from meta-search websites;
•offline and online brand marketing; and
•other performance-based marketing.

We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. We rely on our marketing channels to generate a significant amount of traffic to our websites. For the three and nine months ended September 30, 2023, our marketing expenses, which are substantially variable in nature, increased compared to the three and nine months ended September 30, 2022, to help drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings decreased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, due to year-over-year increases in performance marketing ROIs and year-over-year increases in the mix of direct traffic. Performance marketing ROIs were higher for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, due in part to our ongoing efforts to improve the efficiency of our marketing spend.

Sales and Other Expenses

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Sales and other expenses	$723	$540	33.8%	$1,931	$1,344	43.6%
% of Total gross bookings	1.8%	1.7%		1.6%	1.4%
% of Total revenues	9.9%	8.9%		11.6%	10.3%

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
•customer relations costs; and
•travel transaction taxes.

For the three and nine months ended September 30, 2023, sales and other expenses, which are substantially variable in nature, increased compared to the three and nine months ended September 30, 2022, due primarily to an increase in merchant transaction costs of $140 million and $379 million, respectively, and an increase in third-party call center costs of $28 million and $147 million, respectively. Merchant transactions increased year-over-year for the three and nine months ended September 30, 2023 due to the continued improvement in travel demand trends, as well as the expansion of merchant accommodation reservation services at Booking.com. The year-over-year increase in third-party call center costs for the nine months ended September 30, 2023 was due in part to the transfer of certain customer service operations of Booking.com to Majorel in June 2022, which shifted costs from personnel expenses to sales and other expenses.

Personnel

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Personnel	$788	$636	23.8%	$2,262	$1,867	21.1%
% of Total revenues	10.7%	10.5%		13.6%	14.3%

Personnel expenses consist primarily of:
•salaries;
•bonuses;
•stock-based compensation;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses, excluding stock-based compensation, increased 23% and 21% year-over-year for the three and nine months ended September 30, 2023, respectively, due to an increase in salary expense of $89 million and $241 million, respectively, and an increase in bonus expense accruals of $16 million and $49 million, respectively. Employee headcount of approximately 23,450 as of September 30, 2023 increased by 13% as compared to September 30, 2022. Personnel expenses for the nine months ended September 30, 2023 and employee headcount as of September 30, 2023 were somewhat reduced due to the transfer of certain customer service operations of Booking.com to Majorel in June 2022, which shifted costs from personnel expenses to sales and other expenses. Stock-based compensation expense for the three and nine months ended September 30, 2023 was $128 million and $369 million, respectively, compared to $101 million and $302 million for the three and nine months ended September 30, 2022, respectively.

General and Administrative

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
General and administrative	$387	$262	47.7%	$980	$627	56.2%
% of Total revenues	5.3%	4.3%		5.9%	4.8%

General and administrative expenses consist primarily of:
•indirect taxes such as digital services taxes and certain travel transaction taxes;
•fees for certain outside professionals;
•occupancy and office expenses; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 due to the $90 million accrual for the termination fee related to the acquisition agreement for the Etraveli Group (see Note 15 to our Unaudited Consolidated Financial Statements for additional information) and a year-over-year increase in fees for outside professionals of $22 million. General and administrative expenses increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due to an increase in indirect taxes of $128 million, which included a payment of $62 million related to the settlement of certain indirect tax matters (see Note 13 to our Unaudited Consolidated Financial Statements for additional information), as well as the $90 million accrual for the termination fee related to the acquisition agreement for the Etraveli Group, and a year-over-year increase in fees for outside professionals of $58 million.

Information Technology

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Information technology	$187	$129	45.4%	$468	$400	17.1%
% of Total revenues	2.5%	2.1%		2.8%	3.1%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•cloud computing costs and outsourced data center costs;
•payments to contractors; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due to increased software license fees, as well as increased cloud computing costs and outsourced data center costs.

Depreciation and Amortization

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Depreciation and amortization	$129	$109	19.6%	$370	$327	13.4%
% of Total revenues	1.8%	1.8%		2.2%	2.5%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, due primarily to increased amortization expense related to internally-developed and purchased software, as well as depreciation of computer equipment.

Restructuring, disposal, and other exit activities

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Restructuring, disposal, and other exit activities	$2	$(2)	(230.0)%	$4	$40	(90.3)%

Restructuring, disposal, and other exit activities for the nine months ended September 30, 2022 relate to the loss on transfer of certain customer service operations of Booking.com to Majorel. See Note 15 to our Unaudited Consolidated Financial Statements for additional information.

Interest Expense and Other Income (Expense), Net

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest expense	$254	$102	$689	$246

Other Income (Expense), Net

The following table sets forth the composition of "Other income (expense), net" for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest and dividend income	$289	$61	$783	$88
Net gains (losses) on equity securities	16	(336)	(151)	(1,142)
Foreign currency transaction (losses) gains	(1)	(34)	(102)	12
Other	(4)	4	3	2
Other income (expense), net	$300	$(305)	$533	$(1,040)

The following table presents the changes in interest and dividend income and interest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Interest and dividend income	$289	$61	373.1%	$783	$88	791.9%
Interest expense	(254)	(102)	150.7%	(689)	(246)	180.3%

Interest and dividend income increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to the impact of higher interest rates on cash management activities (with related expenses recorded in interest expense) and investment activities. Interest expense increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to higher interest rates related to our cash management activities (with related income recorded in interest income) and the issuance of senior notes in November 2022 and May 2023, partially offset by the maturities of senior notes during 2022 and 2023.

See Note 14 to our Unaudited Consolidated Financial Statements for additional information on "Other income (expense), net." See Note 5 to our Unaudited Consolidated Financial Statements for additional information related to net gains (losses) on equity securities.

Foreign currency transaction (losses) gains for the three and nine months ended September 30, 2023 include gains of $36 million and $2 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $56 million and $140 million, respectively, on derivative contracts. Foreign currency transaction (losses) gains for the three and nine months ended September 30, 2022 include gains of $2 million and $70 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges offset by losses of $58 million and $114 million, respectively, on derivative contracts.

Income Taxes

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2023	2022		2023	2022
Income tax expense	$638	$510	25.2%	$1,003	$648	54.8%
% of Income before income taxes	20.3%	23.4%		19.8%	26.2%

Our 2023 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses. Our 2022 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, unrecognized tax benefits, a valuation allowance related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax.

Our effective tax rate for the three months ended September 30, 2023 is lower compared to the effective tax rate for the three months ended September 30, 2022, primarily due to lower unrecognized tax benefits, lower international tax rates, and certain lower non-deductible expenses, partially offset by certain lower discrete tax benefits and a decrease in the benefit of the Netherlands Innovation Box Tax.

Our effective tax rate for the nine months ended September 30, 2023 is lower compared to the effective tax rate for the nine months ended September 30, 2022, primarily due to lower unrecognized tax benefits, lower valuation allowance related to certain unrealized losses on equity securities, lower international tax rates, and certain lower non-deductible expenses, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax.

During the three and nine months ended September 30, 2023 and 2022, a majority of our income was reported in the Netherlands, where Booking.com is based. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2023 and 2022 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. For additional information relating to Booking.com's Innovation Box Tax treatment, including associated risks, please see Part I, Item 1A, Risk Factors - "We may not be able to maintain our "Innovation Box Tax" benefit" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

At September 30, 2023, we had $14.3 billion in cash, cash equivalents, and investments, of which approximately $9.2 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, British Pounds Sterling, and Japanese Yen. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for additional information about our cash equivalents and investments. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. In February 2023, we completed the sale of our investment in equity securities of Meituan and received gross proceeds of $1.7 billion.

Deferred merchant bookings of $3.7 billion at September 30, 2023 represents cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

At September 30, 2023, we had a remaining transition tax liability of $690 million as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"), which included $515 million reported as "Long-term U.S. transition tax liability" and $175 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next three years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In May 2023, we issued senior notes due November 2028 with an interest rate of 3.625% for an aggregate principal amount of 500 million Euros and senior notes due May 2033 with an interest rate of 4.125% for an aggregate principal amount of 1.25 billion Euros. The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of our common stock. In March 2023, we repaid $500 million in aggregate principal amount on the maturity of the Senior Notes due March 2023. The convertible senior notes due in May 2025 are currently convertible at the option of the holder and have been classified as "Short-term debt" in the Consolidated Balance Sheet as of September 30, 2023. See Note 9 to our Unaudited Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates, and maturity dates.

In May 2023, we entered into a five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility extends a revolving line of credit up to $2.0 billion to us and provides for the issuance of up to $80 million of letters of credit, as well as up to $100 million of borrowings on same-day notice. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. Upon entering into this new revolving credit facility, we terminated the $2.0 billion five-year revolving credit facility entered into in August 2019. At September 30, 2023 there were no borrowings outstanding and $18 million of letters of credit issued under the new revolving credit facility. See Note 9 to our Unaudited Consolidated Financial Statements for additional information related to the new revolving credit facility.

During the nine months ended September 30, 2023, we used $7.9 billion of cash to repurchase shares of our common stock. In the first quarter of 2023, the Board authorized a program to repurchase up to $20.0 billion of our common stock and at September 30, 2023, we had a total remaining authorization of $16.2 billion. We expect to complete the share repurchases under the remaining authorization within four years from when we started the program at the beginning of this year, assuming no major downturn in the travel market. Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from our share repurchases are accounted for as a cost of the treasury stock transaction. See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

At September 30, 2023, we had lease obligations of $879 million. Additionally, at September 30, 2023, we had, in the aggregate, $324 million of non-cancellable purchase obligations individually greater than $10 million, of which $74 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction.

At September 30, 2023, there were $690 million of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes.

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

Cash Flow Analysis

Net cash provided by operating activities for the nine months ended September 30, 2023 was $6.0 billion, resulting from net income of $4.1 billion, a favorable impact from adjustments for non-cash and other items of $826 million, and a favorable net change in working capital and long-term assets and liabilities of $1.1 billion. Non-cash and other items were principally associated with deferred income tax benefit, depreciation and amortization, stock-based compensation expense and other stock-based payments, provision for expected credit losses and chargebacks, net losses on equity securities, and operating lease amortization. For the nine months ended September 30, 2023, deferred merchant bookings and other current liabilities increased by $2.6 billion and accounts receivable increased by $1.5 billion, primarily due to increases in business volumes.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $4.4 billion, resulting from net income of $1.8 billion, a favorable impact from adjustments for non-cash and other items of $1.8 billion, and a favorable net change in working capital and long-term assets and liabilities of $767 million. Non-cash items were principally associated with net losses on equity securities, depreciation and amortization, stock-based compensation expense and other stock-based payments, deferred income tax benefit, provision for expected credit losses and chargebacks, and operating lease amortization. For the nine months ended September 30, 2022, deferred merchant bookings and other current liabilities increased by $3.6 billion and accounts receivable increased by $1.4 billion, primarily due to increases in business volumes.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $1.5 billion, principally resulting from proceeds from sale and maturity of investments of $1.8 billion, partially offset by additions to property and equipment of $251 million. Net cash used in investing activities for the nine months ended September 30, 2022 was $1.0 billion, principally resulting from the purchase of investments of $751 million, primarily in various corporate and government debt securities (see Note 5 to our Unaudited Consolidated Financial Statements for additional information), and additions to property and equipment of $293 million.

Net cash used in financing activities for the nine months ended September 30, 2023 was $6.4 billion, resulting from payments for the repurchase of common stock of $7.9 billion and payments on the maturity of debt of $500 million, partially offset by proceeds from the issuance of long-term debt of $1.9 billion. Net cash used in financing activities for the nine months ended September 30, 2022 was $5.4 billion, resulting from payments for the repurchase of common stock of $4.3 billion and the payment on maturity of debt of $1.1 billion.

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

See Note 9 to our Unaudited Consolidated Financial Statements for additional information about our convertible senior notes and other debt. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $574 million at September 30, 2023. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. See Notes 9 and 14 to our Unaudited Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, and our designation of certain portions of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for additional information about our investments in equity securities of publicly-traded companies and private companies. A hypothetical 10% decrease in the fair values at September 30, 2023 of such investments would have resulted in a loss, before tax, of approximately $40 million being recognized in net income.

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

In 2022, we began a multi-year implementation to integrate and upgrade certain cross-brand global financial systems and processes, including but not limited to SAP S4 HANA ("SAP"). As a result of these improvements, there were changes to our internal control over financial reporting processes and procedures during the three months ending September 30, 2023. As the phased implementation of SAP continues, there will be additional changes to our processes and procedures that are likely to impact our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2023, and is incorporated into this Part II, Item 1 by reference thereto.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2023 (in billions, except share and per share data).

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 –	377,812	(2)	$2,848	377,812	$17.7	(2)
July 31, 2023	21	(3)	$3,153	N/A	N/A

August 1, 2023 –	264,935	(2)	$3,076	264,935	$16.9	(2)
August 31, 2023	2,583	(3)	$3,204	N/A	N/A

September 1, 2023 –	224,460	(2)	$3,118	224,460	$16.2	(2)
September 30, 2023	80	(3)	$3,144	N/A	N/A
Total	869,891			867,207	$16.2
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on February 23, 2023, whereby we were authorized to repurchase up to $20 billion of our common stock.
(3)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended September 30, 2023 to previously withheld share amounts (reduction of 7 shares) that reflect changes to the estimates of employee tax withholding obligations.

Item 5. Other Information

On September 8, 2023, David Goulden, Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 12,000 shares of the Company's common stock with sales starting on January 16, 2024 and ending on December 16, 2024.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).
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

BOOKING HOLDINGS INC.
(Registrant)

Date:	November 2, 2023	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)