Form 10-K
period 2023-12-31
Booking Holdings Inc.
filed 2024-02-22
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of Booking Holdings Inc. at June 30, 2023 was approximately $97.2 billion based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by executive officers and directors of Booking Holdings Inc. on June 30, 2023 have been excluded because such persons may be deemed to be affiliates of Booking Holdings Inc. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of Booking Holdings Inc.'s common stock was 34,171,027 at February 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Booking Holdings Inc.'s definitive proxy statement relating to its annual meeting of stockholders to be held on June 4, 2024, to be filed with the Securities and Exchange Commission within 120 days after the end of Booking Holdings Inc.'s fiscal year ended December 31, 2023.

Booking Holdings Inc. Annual Report on Form 10-K for the Year Ended December 31, 2023 Index

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7, and the documents incorporated by reference contain forward-looking statements. These statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. They are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the Risk Factors identified in Part I, Item 1A of this Annual Report. Our actual results could differ materially from those expressed or implied in any such statements. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission (the "SEC" or the "Commission").

PART I

Item 1.  Business

Our mission is to make it easier for everyone to experience the world. We aim to provide consumers with a best-in-class experience offering the travel choices they want, with tailored language, payment, and other options, seamlessly connecting them with our travel service provider partners. We offer these services through five primary consumer-facing brands: Booking.com, Priceline, Agoda, KAYAK, and OpenTable:

We are proud that, despite challenges to our global community such as the wars in Ukraine and the Middle East and the impact of inflation, we continued our efforts to make our brands the most trusted and convenient platforms for consumers and partners, including:
•achieving record annual room nights in 2023;
•continuing to increase room nights and brand awareness in key markets such as the U.S.;
•strongly growing our alternative accommodations offering;
•improving our loyalty programs, particularly the Genius program at Booking.com, and increasing our focus on value for our consumers;
•further integrating artificial intelligence ("AI") technology into our offerings;
•improving and expanding our flight offering at Booking.com and extending our partnership with Etraveli Group through at least 2028; and
•increasing adoption of our payments platform and capabilities.
Our common stock is listed on the NASDAQ Global Select Market under the symbol "BKNG." We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our," or "us."

Our Business Model

We derive substantially all of our revenues from providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers (which we generally refer to as "partners" and "consumers," respectively). We also earn revenues from advertising services, restaurant reservations, and various other services, such as travel-related insurance and restaurant management services.

For the year ended December 31, 2023, we had revenues of $21.4 billion, which we classify as "merchant" revenues, "agency" revenues, and "advertising and other" revenues.

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

•Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions from our reservation services. Substantially all of our agency revenue is from Booking.com's accommodation reservations.

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

Our Strategy

We aim to demonstrate global leadership in online travel bookings and related services by:
•making it easy for people to find, book, pay for, and experience travel;
•providing consumers with the most comprehensive choices and value on any device;
•offering platforms, tools, and insights to our business partners to help them be successful; and
•operating our business sustainably and supporting sustainable travel choices by our consumers and partners.

We focus on relentless innovation and execution and a commitment to serve both consumers and partners with unmatched service and best-in-class technology. We believe that global travel bookings will generally continue to grow while shifting from traditional offline methods to online channels like ours. We expect to benefit from this growth in travel and the continued shift to online channels as we work to expand our service offerings and increase our presence in key geographies. In particular, we seek to (a) leverage technology to provide consumers with the best experience, (b) partner with travel service providers and restaurants to our mutual benefit, (c) operate multiple brands that collaborate with each other, and (d) invest in profitable and sustainable growth.

Provide the best consumer experience. We focus on providing consumers with: (a) personalized and easy-to-use online travel services; (b) a comprehensive selection of travel and payment options; (c) informative and useful content; (d) excellent customer service; and (e) value through competitive prices and loyalty programs.

We continue to innovate to meet the needs of our consumers and partners through intuitive, easy-to-use websites and mobile apps. An increasing percentage of our room nights are booked on our mobile apps. We believe that our development of payments capabilities across the Company removes friction from the booking process and delivers additional value for travelers. We continue to execute against our long-term strategy to create an ideal traveler experience, offering our customers relevant options and connections at the times and in the language they want them, making trips booked with us seamless, easy, and valuable. We refer to this as the "Connected Trip." The goal of our Connected Trip vision is to offer a differentiated and personalized online travel planning, booking, payment, and in-trip experience for each trip, enhanced by a robust loyalty program that provides value to travelers and partners across all trips. In the near term, we are focused on providing consumers the ability to build a complete travel itinerary on our platforms by, for example, enabling them to book convenient ground transportation to coincide with their flight arrival or attractions near their accommodation, and developing a generative AI assisted trip planner. We also continue to grow verticals such as our flight offering, with 2023 flight ticket growth across the

Company of 58% year-over-year. We endeavor to provide excellent customer service, including through call centers and online platforms and the use of chatbots and other technologies.

Partner with travel service providers and restaurants. We aim to establish mutually beneficial relationships with our partners around the world. We believe they benefit from participating in our services by increasing their distribution channels, demand, profile and reputation, and inventory utilization in an efficient and cost-effective manner. They also benefit from our trusted brands and marketing efforts, expertise in offering an excellent consumer experience, and ability to offer their inventory in markets and to consumers that they may otherwise be unable or unlikely to reach, for instance due to language or payments services we can offer on their behalf.

Operate multiple brands. We operate multiple brands, which allows us to provide numerous service offerings, appeal to different consumers, pursue distinct marketing and business strategies, encourage experimentation and innovation, and focus on specific markets or geographies. We continue to optimize collaboration among our brands to provide consumers with the most comprehensive and value-oriented services, sharing resources and technological innovations among our brands and co-developing new services. We invest to support growth by our brands, whether through increased marketing, geographic expansion, technological innovation, or increased access to travel service offerings.

Invest in profitable and sustainable growth. We seek to offer online services that meet the needs and the expectations of consumers and partners and that we believe will result in mutual long-term profitability and growth. We have made significant investments in people, technology, marketing, and added or expanded travel offerings. In 2023, we expanded our commercial partnership with Etraveli Group to strengthen and accelerate our efforts to build a frictionless global flights offering, and we increased our investments in generative AI functionalities both for internal productivity and in consumer-facing initiatives. We also regularly evaluate, and may pursue, potential strategic acquisitions, partnerships, joint ventures, or investments as part of our long-term business strategy.

Service Offerings

Booking.com. Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. At December 31, 2023, Booking.com offered accommodation reservation services for approximately 3.4 million properties in over 220 countries and territories and in over 40 languages, consisting of over 475,000 hotels, motels, and resorts and over 2.9 million homes, apartments, and other unique places to stay.

In 2023, Booking.com offered flights in 55 markets and in-destination tours and activities in 1,300 cities around the world. Booking.com offers online rental car reservation services in approximately 42,000 locations throughout the world and ground transportation services at over 1,900 airports throughout the world, with customer support in over 40 languages.

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

KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides online meta-search services that allow consumers to easily search and compare travel itineraries and prices from hundreds of online travel platforms at once. KAYAK offers its services in over 60 countries and territories, with its largest market in the United States, through various websites including momondo, Cheapflights, and HotelsCombined.

OpenTable. OpenTable is a leading brand for booking online restaurant reservations. With significant operations in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants, primarily in the United States.

Marketing and Brand Awareness

We have established widely used and recognized e-commerce brands through marketing campaigns and strategic use of performance marketing spend. We invest in marketing and other brand building to preserve and enhance consumer awareness of our brands.

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive and constantly evolving. Current and new competitors launch new services at a relatively low cost. Some of our current and potential competitors include the largest global technology companies, which have significantly more customers or users, consumer data, and resources than we do, and may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses, or generative AI capabilities) to compete more effectively with us. For example, Google's online travel offerings have grown rapidly in this area by linking travel search services to its dominant search functionality through flight, hotel, and alternative accommodations meta-search products, and by integrating such products into its Google Maps app.

We currently, or may in the future, compete with a variety of companies, including:
•online travel or restaurant reservation services and meta-search services;
•large online search, social networking, and marketplace companies;
•travel service providers (e.g., accommodations, rental car companies, or airlines);
•traditional travel agencies, travel management companies, wholesalers, and tour operators; and
•companies offering technology services and software solutions to travel service providers.

For more information regarding current and potential competitors and the competitive nature of the markets in which we operate, see Part I, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance."

Government Regulation

Our ability to provide our services and any future services is affected by legal regulations of governments and regulatory authorities around the world, many of which are evolving and subject to revised interpretations. Violations of any laws or regulations could result in fines, penalties, and criminal sanctions against us, our officers or employees, and prohibitions on how or where we conduct our business, which could damage our reputation, brands, global expansion efforts, ability to attract and retain employees and business partners, business, and operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the parties with which we conduct business runs the risk of harming our reputation and our brands. Regulations that impact our business or our industry include:
•Data Protection and Privacy: We have policies and a global governance framework to comply with privacy laws that apply to our business, meet evolving stakeholder expectations, and support business innovation and growth. In the European Union, the General Data Protection Regulation (the "GDPR") imposes significant compliance obligations and costs. In the United States, the California Consumer Privacy Act (the "CCPA") and the California Privacy Rights Act ("CPRA") impose privacy requirements and rights for consumers in California that will result in additional compliance complexity, risks, and costs. Other U.S. states and jurisdictions globally have adopted or may adopt similar data protection regulations. Some data protection and privacy laws afford consumers a private right of action against companies like ours for certain statutory violations.
•Competition, Consumer Protection and Online Commerce: Competition and consumer protection authorities are increasingly focused on large technology companies, including in relation to the regulation of digital platforms. The Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" ("VLOPs") under the DSA. In 2023, Booking.com received a VLOP designation notice from the European Commission. The Company has met the quantitative notification criteria set forth in the DMA and expects to notify the European Commission of that fact within the required deadline.

•Regulation of the Travel Industry: Our business is impacted by travel-related regulations such as local regulation of the use of alternative accommodations. Local jurisdictions around the world have instituted a variety of measures to address the issues of "overtourism" and the impact of tourism on the climate. As our business evolves, we expect to become subject to existing and new regulations. For example, some parts of our business are already subject to certain requirements of the EU Package Travel Directive (the "Package Directive"), and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive.
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

For further discussion of these regulations and how other global regulations may impact our business, see Part I, Item 1A, Risk Factors - "Information Security, Cybersecurity, and Data Privacy Risks" and "Legal, Regulatory, Compliance, and Reputational Risks ."

Technology

Our business is supported by multiple systems and platforms designed with an emphasis on scalability, performance, redundancy, and security. Our systems connect us with vendors and partners. We are modernizing our technology by building new applications with modern development tools and application programming interfaces, and we increasingly rely upon public cloud infrastructure. Our applications utilize digital certificates and other security technologies to help us conduct secure communications and transactions, as appropriate. The systems infrastructure and web and database servers of our worldwide operations are hosted in data centers in Europe, Asia, and North America, and each provides services and support typical of hosted data centers. For discussion of risks relating to our technology, see Part I, Item 1A, Risk Factors - "Information Security, Cybersecurity, and Data Privacy Risks."

Intellectual Property

The protection of our intellectual property is important to our success. We rely on intellectual property such as trademarks, copyrights, patents, and trade secrets to support our business as well as domain names or other intangible rights or property secured through purchase, licensing, or other agreements with employees, travel service providers, vendors, and other parties. We have filed applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in several jurisdictions. See Part I, Item 1A, Risk Factors - "We face risks related to our intellectual property."

Seasonality and Other Timing Factors

In 2023, our gross bookings were generally similar in the first three quarters of the year and higher than in the fourth quarter. We generally recognize our marketing activities as the expense is incurred, which is typically in the quarter when the gross bookings for the associated reservations are recognized. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), and accommodation check-ins in Europe and North America are generally highest in the third quarter during those regions' peak summer travel season and lowest in the first quarter. As a result of this timing difference between when we record marketing expenses and when we generally recognize associated revenues, we typically experience our highest levels of profitability in the third quarter and our lowest level of profitability in the first quarter. In addition to the typical seasonality effects on our business, our quarterly results and quarterly year-over-year growth rates can be impacted by:
•The length of the booking window (the average time between the booking of a travel reservation and when the travel begins), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in). In 2023, the booking window was longer than we experienced in 2022 as an increased percentage of bookings were made for travel that was to occur further out from the time of booking;
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

Human Capital Resources

Our employees are fundamental to delivering on our mission to make it easier for everyone to experience the world. Our goal is to attract, develop, and retain highly-skilled talent with a significant focus on a diverse workforce operating in an equitable and inclusive environment. We are committed to engaging with our employees across our Company and maintaining a productive workforce that is proud to work for Booking Holdings.

Workforce

Our Board of Directors and the Talent and Compensation Committee have oversight of our human capital management. As a result of our operating structure with multiple distinct brands, our approach to human capital management can vary by brand.

At December 31, 2023, we employed approximately 23,600 employees, of which approximately 3,100 were based in the United States, and approximately 20,500 were based outside the United States. Approximately 99% of our employees are full-time employees. We also retain independent contractors, including to support our customer service, website content translation, and system support functions.

Employees by Geography (as of December 31, 2023)

Diversity, Equity, and Inclusion

Our commitment to diversity, equity, and inclusion means honoring all experiences, valuing all voices, and leading with empathy on our journey to become a more inclusive company. We believe that a diverse workforce operating in an inclusive environment is critical to leveraging our human capital to achieve our long-term strategic goals. We strive for our leadership and workforce to reflect the broad spectrum of people we work with throughout the world because we believe this is the best way for us to connect with the viewpoints, backgrounds, and experiences of our customers and partners. We are committed to creating workplaces that embrace and celebrate the different cultures and practices of our employees and we prohibit unlawful discrimination of any type.

As of December 31, 2023, approximately 47% of our employees were women, approximately 23% of our technology positions were filled by women, and approximately 32% of leadership (which includes vice presidents and above for all brands except Booking.com, which includes senior directors and above due to a greater number of employees) were women. We are committed to pay equity, regardless of gender, race, or ethnicity. With the help of an independent compensation consultant, we conduct pay equity studies every other year, and in the off years, we work on remediation plans to address outliers.

Gender Diversity of Employees (as of December 31, 2023)

While a significant percentage of our workforce is located in jurisdictions that may present challenges to tracking employee racial or ethnic demographics for legal reasons, we seek other ways to assess our employees' experience of inclusion. For example, all of our brands include diversity and inclusion questions in annual employee engagement surveys to gauge our inclusivity progress. We also publish our consolidated EEO-1 report for employees in the United States, although as of December 31, 2023, this represents only approximately 13% of our workforce.

We encourage equality and inclusivity across our workforce through various initiatives. As part of our recruitment efforts to ensure that candidate slates are diverse, we use diversity-focused sourcing platforms, we apply an inclusive language tool to job descriptions to attract candidates of all backgrounds, and we hold recruiters accountable for presenting multicultural candidates by tying it to their performance goals. In addition, we provide training to ensure interviewers consider all candidates objectively.

We have invested in a robust inclusive leadership training program and unconscious bias training for our leaders and we continue to cascade these initiatives further into the organization to ensure that these tenets contribute to our strategy. Additionally, we are entering our eighth year of operating our Women in Leadership program, which is a Company-wide initiative designed to support the advancement and development of high-performing women within our company with the goal of building and enabling gender diversity in our executive pipeline. We sponsor various employee resource groups, including those that support the LGBTQ community and its allies, employees with differing physical and mental abilities, the Black and persons-of-color (POC) community, veteran employees, and gender equality, among others. We are proud of the progress we have made in this space, while recognizing the need for continuous improvement.

Attraction, Development, and Retention

We work diligently to attract the best and most innovative talent from a wide range of sources to grow our business and achieve our long term strategic goals. We believe that we offer a rich culture where employees feel empowered to do their best work with opportunities to grow as well as competitive compensation and benefits. For example, while the specifics can vary by brand, in the United States our employee benefit plans generally include: coverage for fertility treatments, gender reassignment surgery, gender-neutral domestic partner benefits, and paid leave for new parents and grandparents, those caring for a loved one, or bereavement.

We create opportunities for employees to grow and build their careers through training and development programs. These include offering tailored learning opportunities to enable employees to upskill while at work and driving frequent career conversations between employees and their managers, as well as executive succession planning.

Competition for talent in our industry has historically been intense. However, the proliferation of global working from anywhere policies and the associated increased ability for employees to seek out and switch jobs that may not have been accessible to them previously has heightened the competition for employees even further, particularly software engineers, mobile communications talent, and other technology professionals. As a result, the competition for talent in our industry combined with inflationary pressure on compensation has caused our expenses to attract and retain key talent to increase. We continue to focus on our employees' engagement and mental well-being, career satisfaction, development, and succession planning.

We recognize that expectations for the ways and places in which employees work have shifted dramatically since 2020. Each of our brands has taken their own tailored approach to working policies that takes into account geographic location and the needs of current and prospective employees and many have adopted more flexible working location arrangements.

We measure organizational culture and engagement so we can be responsive to our employees' needs. Taking into account employee feedback, our engagement efforts include regular communication touchpoints with the CEO and other senior leaders, mental wellness workshops, and free access to a meditation app and telehealth services. We regularly connect with our employees through formal engagement surveys and quick pulse surveys to request feedback on the employee experience. The results of these efforts are shared with senior management at each of our brands who analyze areas of progress or prioritize areas for improvement in order to encourage and sustain employee engagement. We are proud that the results of our employee engagement surveys throughout 2023 broadly demonstrate a committed and engaged workforce.

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

Company Websites

We maintain websites with the addresses www.bookingholdings.com, www.booking.com, www.priceline.com, www.agoda.com, www.kayak.com, and www.opentable.com, among others. We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through the www.bookingholdings.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov. In addition, the Company's Code of Conduct is available through the www.bookingholdings.com website and any amendments to or waivers of the Code of Conduct will be disclosed on that website.

Item 1A.  Risk Factors

Our business and financial results are subject to risks and uncertainties, which could adversely affect our business, results of operations, financial condition, and cash flows.
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
•Our performance marketing efficiency and the effectiveness of our marketing efforts;
•Our ability to respond to and keep up with the rapid pace of technological and market changes;
•Our ability to attract and retain qualified personnel;
Information Security, Cybersecurity, and Data Privacy Risks
•Risks related to data privacy obligations and cyberattacks;
•IT systems-related failures or security breaches;
Tax Risks
•Risks related to exposure to additional tax liabilities and maintaining tax benefits;
Legal, Regulatory, Compliance, and Reputational Risks
•Legal and regulatory risks;
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

Our financial results depend upon sales of travel services, which can fluctuate based on consumer discretionary spending levels. Demand for and sales of travel services often decline during periods of perceived or actual adverse economic conditions and times of political or economic uncertainty. Economic and political uncertainty can negatively impact transaction growth rates, cancellation rates, and accommodation average daily rates ("ADRs"). While lower occupancy rates can increase distribution of accommodation reservations through third-party intermediaries such as us, if there are lower ADRs, it generally has a negative effect on our revenues and results of operations. For a discussion of occupancy rates and ADRs, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends.

Macroeconomic uncertainties have led to significant volatility in currency exchange rates, stock markets, and oil prices, which can impact consumer travel behavior. The uncertainty of macroeconomic factors and their impact on consumer behavior makes it difficult to forecast industry and consumer trends and the timing and degree of their impact on our business, which could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

Other events beyond our control such as pandemics and epidemics, terrorist attacks, natural disasters, wars and regional hostilities, travel-related accidents, or increased focus on the environmental impact of travel may disrupt or limit the ability or willingness of travelers to visit certain locations, or result in declines in demand for our travel offerings. Responses to such events by governments or global organizations could restrict travel in ways that could impact our ability to conduct our business. Because these events and their impacts and responses to them are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, demand for and provision of our services, and relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations.

Intense competition could reduce our market share and harm our financial performance.

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive and constantly evolving. Current and new competitors launch new services at a relatively low cost. Some of our current and potential competitors include the largest global technology companies, which have significantly more customers or users, consumer data, and resources than we do, and may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses or generative AI capabilities) to compete with us. For example, Google's online travel offerings have grown rapidly by linking travel search services to its dominant search functionality through flight, hotel, and alternative accommodations meta-search products, and integrating such products into Google Maps. The structure of the travel industry or consumer preferences could also change in ways that disadvantage us and benefit competitors or new entrants. For example, during the COVID-19 pandemic, we saw a shift in favor of domestic travel and alternative accommodations, which benefited competitors more established in those areas. If we are unable to successfully adapt to such changes, our ability to compete, and our business and results of operations, would be adversely affected.

We currently, or may in the future, compete with companies that provide a variety of products and services, including:
•online platforms, including accommodation and alternative accommodation search or reservation services, travel meta-search and price comparison services, and large online companies including in search, social networking, marketplace, artificial intelligence, and ride-sharing;
•travel service providers (e.g., accommodations, rental car companies, or airlines), which may offer lower prices on their direct channel than they provide to us;
•traditional travel agencies, travel management companies, wholesalers and tour operators; and
•companies offering technology services and software solutions to travel service providers, including large global distribution systems ("GDSs") and hospitality software and payments platforms.

Meta-search services aggregate travel search results for the consumer's specific itinerary across travel service providers, OTCs, and other online platforms and compete directly with us for customers. Google leverages its general search business to compete with Kayak by showing its own meta-search results at the top of its organic search results, and offers its meta-search services free to travel service providers. Furthermore, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly.

We compete with constantly evolving online and/or mobile application platforms. The market for accommodations covers a wide range of property types including alternative accommodations. As such, companies like Airbnb and Vrbo (owned by Expedia) compete directly with our accommodations businesses. Meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand. Moreover, some of our competitors and potential competitors offer a variety of online services, many of which are used by consumers more frequently than online travel services or have created "super-apps" where consumers can use such various services without leaving the company's app. A competitor that has established other, more frequent online or app-based interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Some competitors include private equity-funded platforms, which can more easily withstand significant losses for an extended period of time while building market share through heavy marketing and/or discounting of their services. In addition, competitors may more effectively invest in new online marketing channels such as TikTok, which could hinder growth of our services if they are more successful at promoting their platform via social media.

For many consumers, the price of the travel service is the primary factor determining whether to book a reservation. It is increasingly important to offer travel services at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. In some cases, our competitors are willing to make little or no profit on a transaction or offer travel services at a loss in order to gain market share. As a result, in certain markets, we may need to provide discounts or other incentives in order to be competitive, which may make it difficult for us to maintain or grow market share, maintain historical profit margins, and may also result in lower ADRs and lower revenues as a percentage of gross bookings. Further, consolidation among travel service providers could result in lower OTC commission rates, increased discounting, and greater incentives for consumers to join closed-user groups as such travel service providers expand their offerings. If we are unable to effectively offer competitive prices, our market share, business, and results of operations could be materially adversely affected.

We face risks related to the growth rate and the global expansion of our business.

We derive a substantial portion of our revenues and have significant operations outside the United States. Before the COVID-19 pandemic, our OTC operations outside of the United States historically had achieved significant year-over-year growth in their gross bookings. Without taking into consideration the recent declines caused by the COVID-19 pandemic, these growth rates had generally declined over time as the absolute level of our gross bookings increased and online travel growth rates declined. In addition to the general slowing growth rates of online travel, other factors may also slow the growth rates of our businesses outside of the United States, including economic conditions, strengthening of the U.S. Dollar versus other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions, and competition. Any decline in the growth rates of our businesses could negatively impact our revenue and earnings growth rates and as a consequence our stock price.

We are also subject to risks related to expanding our business internationally. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships making expansion in that market difficult or costly. Certain markets in which we operate have unique localized preferences and lower operating margins compared to other markets. Scaling and growing our business in such markets could require significant investment, which could have a negative impact on our profit margins. In some markets such as China, legal and other regulatory requirements may restrict participation by foreign businesses. Such restrictions could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner, or result in higher operating costs. If we are unsuccessful in expanding in new and existing markets and managing that expansion, our business and results of operations could be adversely affected.

We believe that the breadth, variety, and quality of accommodations on our platforms is a key driver of our growth. The growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). If occupancy rates increase, accommodation providers often limit the amount of business that flows through certain distribution channels. Also, certain jurisdictions have instituted regulations intended to address the issues of "overtourism" and the impact of tourism on climate, including by restricting accommodation offerings near popular tourist destinations, which has limited the number of tourists permitted to visit and stay near popular areas. As a result, we may experience constraints on the number of listings or accommodation room nights actually available to us or could experience a decrease in demand if consumers cannot book the experiences they would like during their trip, which could negatively impact our business growth rate and results of operations.

We are dependent on travel service providers, restaurants, search platforms, and other third parties.

We rely on providers of accommodations, rental cars, and airline tickets, and on restaurants, to make their services available to consumers for reservation through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of reservations, or to make reservations available in any geographic area, for any particular route, or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. Our arrangements with OTCs and travel service providers to provide pricing, schedules, availability, and other information in connection with Kayak's meta-search services are non-exclusive and can be terminated with little notice. A significant reduction on the part of any of our major travel service providers, or restaurants, for a sustained period of time or their complete withdrawal from our services could have a material adverse effect on our business, market share, and results of operations. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by a significant travel service provider to withdraw from or reduce its participation in our services also increases. In addition, the potential harm to our business and results of operations is greater if any significant partners declare bankruptcy or close. Moreover, to the extent partners withdraw from Kayak's meta-search services, consumers may not view us as a reliable source of comprehensive travel service information and fewer consumers are likely to utilize our meta-search websites, which would have a negative impact on our advertising revenue and results of operations.

We rely upon Google to generate a significant portion of traffic to our platforms and to a lesser extent, other search and meta-search services, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these platforms can experience rapid change commercially, technically, and competitively. If the logic determining placement and display of results of a consumer's search changes, the placement of links to our platforms can be negatively affected and our costs to improve or maintain our placement in search results can increase. In addition, a decline or slowing growth in travel search traffic negatively impacts our ability to efficiently generate traffic to our platforms through performance marketing on general search platforms, which could have an adverse effect on our business and results of operations.

We rely on various third-party distribution channels (i.e., marketing affiliates) to distribute accommodation, rental car, and airline ticket reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search or meta-search ranking, our business, market share, and results of operations could be adversely affected.

We offer a range of insurance products related to our travel offerings, primarily through third-party insurance providers. Our business and reputation may be adversely affected if such providers no longer make such offerings available to us on economically reasonable terms or at all.

We face risks related to the growth of our alternative accommodations business.

Our alternative accommodations business may face risks relating to claims of liability, regulatory developments, and continued growth and profitability. Because alternative accommodations are often either a single unit or a small collection of independent units, and may have additional costs to be offered on our platforms, these properties generally represent more limited booking opportunities and lower profit margins than hotels, motels, and resorts. Further, alternative accommodations may be subject to increased seasonality or may not be available at peak times due to use by property owners. To the extent alternative accommodations represent an increasing percentage of the properties we add to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time, and the number of reservations per property will likely continue to decrease.

In addition, alternative accommodations are subject to claims of liability based on injury, death, discrimination, or criminal activities occurring at these properties. We have no control over the actions of our consumers, property owners, and other third parties during the customer's stay, and cannot guarantee the safety of such individuals. In addition, we have not in the past and may not in the future undertake to systematically verify the safety, quality, and legal compliance of our alternative accommodation listings. We rely on property owners to disclose information relating to their listings and such information may be inaccurate or incomplete. In addition, Booking.com facilitates the provision of partner liability insurance that may protect alternative accommodation partners against liability claims, lawsuits by third parties for bodily injury, or personal property damage that occur during a stay at a partner property. This partner liability insurance, if applicable to the claim, may provide partners with up to $1.0 million equivalent (policy limit) of third party liability coverage related to the underlying claim. The Company could be required to pay amounts in excess of the partner liability policy limit. Any resulting complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business, and results of operations.

The regulatory environment related to the alternative accommodations business is evolving, and laws, regulations, or property association rules could impose restrictions or burdens on property owners and managers that limit or negatively affect their ability to rent their properties. For example, the European Commission has adopted a short-term rental regulation that imposes new obligations around property owner registration, property verification, and enforcement of local registration schemes, and in conjunction with the Digital Services Act. For additional discussion regarding the Digital Services Act, see - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." Some jurisdictions have adopted or are considering legal restrictions that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require online platforms, owners or managers to obtain a license to rent or list alternative accommodations. From time to time, we are subject to inquiries related to compliance with alternative accommodation legal requirements that we may not be able to respond to in a timely manner or in full satisfaction. The outcome of such inquiries has resulted in fines and could result in additional fines, adversely affect our reputation, or require modifications to our business operations. Legal requirements applicable to alternative accommodations are evolving and can be inconsistent among each individual locality. As governments adopt new legal requirements related to alternative accommodations, we are unable to predict what effect they may have on our business. This dynamic regulatory environment requires us to expend significant time and resources and could negatively impact the growth and/or size of our alternative accommodation reservation business.

We face risks relating to our marketing efforts.

We invest considerable resources in the establishment and maintenance of our brands, and we intend to continue to invest resources in marketing and other brand building efforts to preserve and enhance consumer awareness of our brands and attract and retain customers. Performance marketing costs to grow traffic to our platforms are variable because they are dependent on others' marketing spend in the same channels. If we are unable to maintain or enhance consumer awareness and acceptance of our brands or if such efforts are not cost-effective, our business, market share, and results of operations would be materially adversely affected.

Our marketing efficiency, expressed as marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the extent to which consumers come directly to our websites or mobile apps for bookings. If our marketing efforts are less effective at generating new bookings, our marketing efficiency could deteriorate and our margins, revenues, and earnings growth could be adversely affected. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and negatively impact our marketing efficiency. For more information regarding the role of online search engines in generating traffic to our websites, see - "We are dependent on travel service providers, restaurants, search platforms, and other third parties." At times we may pursue a strategy of increasing marketing returns on investment ("ROIs"), which could negatively affect our gross bookings and revenue growth rates. Pursuing a strategy of improving performance marketing ROIs along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand, and overall marketing platform traffic growth trends, may also impact growth rates for marketing channels. Additionally, many factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity impedes our marketing efficiency and effectiveness because traffic becomes less likely to result in a reservation through our platforms, and such traffic is more likely to be obtained through paid marketing channels than through direct channels. Any negative trends in our marketing efficiency, performance marketing ROIs, or consumer shopping activity could negatively impact our business, market share, and results of operations.

We may not be able to keep up with rapid technological or other market changes.

We compete in markets characterized by rapidly changing technology, evolving industry standards, consolidation, frequent service developments, and changing consumer preferences. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of online commerce in certain geographies and the growth of the use of smart devices for mobile e-commerce transactions. We may not be able to keep up with these rapid changes. See - "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us."

Additionally, our ability to achieve our long-term strategy to build the Connected Trip will require increased financial and personnel investments that could have an adverse impact on our results of operations until we achieve the expected return on these investments. While we believe that we have the ability to achieve our long-term strategy to build the Connected Trip, the development of the Connected Trip is subject to uncertainties, including further development of the verticals and technological capabilities necessary for the Connected Trip experience, the ability to collect, store, and use customer data in a compliant and integrated fashion, and the attraction and retention of employees dedicated to this development effort. As a result, it may take longer than we expect to realize the Connected Trip vision or it may not achieve the expected return on investment. These efforts may also not be successful in improving the travel experience or retaining and attracting new customers. Further, regulatory authorities may subject us to existing or new restrictions that could prevent us from successfully commercializing the Connected Trip or expose us to unanticipated claims or liabilities. With any technical innovation such as the Connected Trip effort, there could be bugs, vulnerabilities, and other system failures, which could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could adversely affect our business and results of operations.

We are working toward enhancing our payments capabilities, including by offering alternative payment solutions to consumers even when those payment solutions may not be accepted by the travel service provider or restaurant. In many markets, alternative payment methods are the exclusive or preferred means of payment for many consumers. If we are unable to offer consumers their preferred method of payment by integrating new or emerging payment methods into our platforms, we may not be able to effectively offer our services to these consumers, which would limit our growth opportunities in these markets and our business and results of operations could be harmed.

Furthermore, in the future the competitive pressure to innovate could encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before we do. In addition, the widespread adoption of new technologies, such as generative artificial intelligence and machine learning ("AI"), could influence how customers search for and book travel, require us to modify or adapt our services or infrastructure, and subject us to new regulatory frameworks, which could adversely affect our results of operations or financial condition. For example, the development, adoption, and uses for AI technologies, which we are incorporating into certain of our offerings, are still in their early stages and the regulatory framework for its use is uncertain. The use of AI presents risks and challenges because in some instances we may make use of third-party foundational models that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe IP rights. Additionally, the output produced by these models may be inaccurate, misleading, discriminatory, offensive, illegal or otherwise harmful. Such risks are heightened if we or third-party developers or vendors lack sufficient responsible AI development or governance practices. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain, and motivate well-qualified employees, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals, including key senior management in the United States, Europe, and Asia. We may not be able to retain the services of key employees, the loss of whom could harm our business and competitive position. Our future success and ability to innovate depends on our continuing to identify, attract, hire, develop, motivate, and retain a highly skilled, global, diverse workforce. In addition, our customer service resources and outsource arrangements for customer support may be unable to provide adequate customer service support. There may continue to be operational and workplace cultural challenges that may adversely affect our business, including talent retention, in connection with changes to work environments due to the COVID-19 pandemic.

Competition for well-qualified employees in all aspects of our business, especially software engineers, mobile communication talent, product professionals, and other technology professionals, is intense and costly. In particular, our success in global markets has led to increased efforts by our competitors and others to hire our employees. These difficulties may be amplified by increased ability to work remotely, evolving restrictions on immigration or availability of visas or work permits for skilled technology workers, requirements of applicable collective bargaining agreements, and laws in jurisdictions where we operate that make recruiting senior talent more difficult, such as the reductions in the (partial) tax exemption that benefits certain non-Dutch citizens working in the Netherlands. The competition for talent in our industry and with companies with whom we did not historically compete combined with inflationary pressure on compensation has caused our personnel expenses to attract and retain key talent to increase, which may adversely affect our results of operations. If we do not succeed in attracting and retaining well-qualified employees, our business, our ability to grow and innovate, competitive position, reputation, and results of operations would be adversely affected.

Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us.

Widespread adoption of mobile devices, particularly smartphones, coupled with the web browsing functionality and development of apps available on these devices, continues to drive substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms, and we believe that mobile bookings are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. The revenues earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. To the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands may also be negatively affected. Given the device sizes and technical limitations of smartphones, mobile consumers may not be willing to download multiple apps providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are critical. It is increasingly important for us to provide consumers with an appealing, easy-to-use mobile platform experience and that the features of our mobile platforms are competitive. If we are unable to attract consumers to our mobile platforms, we could lose market share and our business, future growth, and results of operations could be adversely affected.

As the primary smartphone manufacturers, Google and Apple could leverage their operating systems to give a competitive advantage to their services that overlap with ours. We rely heavily on Google and Apple's app stores to provide our mobile apps to users, and each of Google and Apple have more experience developing mobile apps and access to greater resources than us. To the extent Google or Apple use their mobile operating systems, app distribution channels, mobile payment systems, or search or other marketplace services to favor their services that overlap with ours, our business and results of operations could be harmed.

Impairments of goodwill, long-term investments, and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners, and increases in cash outlays to refund consumers for prepaid reservations have a negative impact on our results of operations.

We have recorded and may in the future record impairments of goodwill, long-term investments, or long-lived assets. Future events and changing market conditions, like significant adverse changes in the market valuations of companies in the travel and technology industries, may result in the need to recognize goodwill, investment, and asset impairment charges, which could have a material adverse effect on our results of operations.

Any significant increase in our provision for expected credit losses and any significant increase in cash outlays to refund consumers could have a corresponding adverse effect on our results of operations and related cash flows. We could experience a high level of cancellations of existing reservations which could result in higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, where we had agreed to provide free cancellations to consumers for non-refundable reservations, we did not estimate a recovery of prepayment already made to a travel service provider. We may also offer cancellable room rates on behalf of a partner to provide flexibility to our consumers even if the partner has not provided a cancellable room rate, which could have a negative impact on our revenues if we are unable to facilitate booking from another customer.

We face risks related to our operational and technological infrastructures.

Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. We continue to optimize collaboration among our brands. As we manage this shift, in addition to managing any changes in our workforce, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources, and administrative, legal, tax, internal controls, and financial reporting functions. Our current and planned employees and outsourced resources, systems, procedures, and controls may not be adequate to support and effectively manage growth and increased complexity, or could result in actual or perceived disruption of our service or customer support, especially as we have employees and outsourced resources in multiple geographic locations around the world and increase the number and variety of our products and payment systems.

In addition, we are conducting a multi-year phased migration to integrate and upgrade certain systems and processes. The implementation of new information technology, payment, enterprise resource planning, or other systems is disruptive and costly and may not be successful, which could adversely affect our business and results of operations. For example, during a recent upgrade of certain financial systems, some of Booking.com's partners experienced delays in receiving payment from us. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our consumer acquisition costs or otherwise adversely affect our business, brand, market share, reputation, or results of operations.

Investments in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.

We have invested and in the future may invest in new business strategies and acquisitions of complementary businesses. Such endeavors may not be successful. In 2023 our agreement to acquire European-based flights booking provider Etraveli Group was terminated after the European Commission blocked the transaction. Additionally, such ventures may involve significant risks and uncertainties, including diversion of management's attention from current operations, greater than expected liabilities and expenses, increased regulatory scrutiny, inadequate return on capital, new risks with which we are not familiar, legal and compliance obligations that previously did not apply to us, integration risks, and unidentified issues not discovered in our evaluations of those strategies and acquisitions. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, profit margins, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions. In addition, we may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have interests that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment.

We may not be able to successfully integrate acquired businesses or combine internal businesses.

The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. In addition to acquired businesses, we have integrated certain of our businesses that had been managed independently, integrated certain functions across our businesses, and restructured or ceased operating certain assets or businesses, and we may do so in the future, including through divestitures. Integrations are complex, costly, and create a variety of risks, including:
•disruption or harm to the businesses involved, or to our other businesses, including the need for management to spend time and attention on the integration;
•difficulty combining different company cultures, systems, processes, and human resource policies and practices, or implementing and maintaining effective internal controls, procedures, and policies;
•problems retaining key personnel; and
•loss of travel service providers, restaurants, or other partners of the acquired business.

We may not successfully integrate companies or achieve the strategic, financial, or operating objectives of an acquisition or integration, any of which could adversely affect our business, results of operations, or value of our acquisitions.

Information Security, Cybersecurity, and Data Privacy Risks

Our processing, storage, use, and disclosure of personal data exposes us to risks of data breaches and could give rise to liabilities and/or damage our reputation.

We are dependent on sophisticated software applications and computing infrastructure for the operation of our business. If threat actors such as cyber-criminals, hackers, and state-sponsored organizations are able to circumvent our security measures, including as a result of our own acts or omissions, it could result in a compromise or breach of consumer, partner, or employee data. Data security is essential to maintaining consumer and partner confidence in our services and the uninterrupted availability of our web and mobile platforms is essential for our business. Consumers may provide us with their personal identity data and payment information, which in turn attracts attention from threat actors. Cyberattacks are increasing in frequency and sophistication and are constantly evolving. We may not be able to defend against sophisticated cyberattacks from determined adversaries. In addition, our security policies and controls may not keep pace with the continuous innovation of our offerings.

Vulnerabilities in our consumer and partner account security and workflow practices could and have resulted in unauthorized access to personal and confidential data. These risks are likely to increase as we expand our offerings, integrate our products and services, incorporate AI and Large Language Models, and store and process more data, including personal information and payment data. The disclosure of non-public Company-sensitive information by our workforce or other parties could lead to information loss, reputational harm, or loss of a competitive advantage. We expend significant resources to protect against security breaches and maintain or increase our systems' security. We have experienced and responded to cyberattacks, which we believe have not had a material impact on the integrity of our systems or the security of data, including personal information maintained by us. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have an adverse effect on our brands, market share, results of operations, and financial condition. See -"Cyberattacks and system vulnerabilities could lead to sustained service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position." Our efforts to protect information from unauthorized access may also result in the rejection of legitimate attempts to book reservations through our services, which could result in lost business. Additionally, our consumers' personal data could be affected by security breaches at third parties upon which we rely. See - "Our business relies on a global supply chain of third party services providers and we are exposed to risks because we rely on the resilience, security, and legal compliance of their products and services."

In the operation of our business, we receive and store a large volume of personally identifiable data and payment information. The handling and storage of such data, as well as privacy rights of consumers, are subject to complex and evolving laws and regulations in numerous jurisdictions. Regulations such as the European Union's General Data Protection Regulation (the "GDPR"), the California Consumer Privacy Act (the "CCPA"), the California Privacy Rights Act, and the Digital Markets Act ("DMA") add complexity and impose significant compliance obligations and costs on us. For example, under the GDPR, violations could result in fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. Several data protection authorities have imposed significant fines on companies for violations of the GDPR. These regulations typically intend to protect the integrity and security of personal data that is collected, processed, and transmitted in or from the governing jurisdiction as well as to give individuals greater rights and/or control over how their data is processed. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. While we invest significant resources to comply with a growing patchwork of privacy regulations, many of these regulations (such as the Personal Information Protection Law in the People's Republic of China and the Digital Personal Data Protection Act in India) are complex to implement and subject to uncertain interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties, or other legal liability. If laws or regulations are expanded to require changes in our business practices, or interpreted in ways that negatively affect our business, our results of operations, financial condition, or competitive position could be adversely affected.

Cyberattacks and system vulnerabilities could lead to sustained service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position.

If our systems cannot cope with the level of demand required to service our consumers and partners, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction, and delays in the introduction of new services. As an online business, we are dependent on the internet, connectivity, and mobile systems throughout the world. Disruptions in internet access could materially adversely affect our business and results of operations. While we maintain redundant systems and hosting services, they are not always sufficient to prevent disruption, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We have computer hardware for operating our services located in hosting facilities around the world. Although we have disaster recovery plans, these systems and operations are vulnerable to damage or interruption and they may not cover us in every region. If such events were to occur, we may not be able to switch to back-up systems immediately and it could result in lengthy interruptions or delays in our services. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brands, increase customer service costs, or result in lost business, any of which could adversely affect our business and results of operations. We seek to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

We have experienced targeted and organized malware, phishing, and account takeover attacks, and may in the future experience these and other forms of attack such as ransomware, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system), and attempts to use our websites as a platform to launch a denial-of-service attack on another party. Our existing security measures may not be successful in preventing attacks on our systems. For instance, we have incurred costs related to customer reimbursement and customer service, reputational harm, and lost revenue from fictitious listings and partner account takeovers. Our existing IT business continuity and disaster recovery practices are less effective against certain types of attacks such as ransomware, which could result in interruption of our services, data exposure, and/or an extortion attempt. Reductions in the availability and response time of our online services could cause loss of substantial business volumes and measures we may take to divert suspect traffic could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. We use sophisticated technology to identify cybersecurity threats; however, a cyberattack may go undetected for a period of time resulting in harm to our computer systems and the loss of data. This could result in regulatory fines and reputational harm, among other costs. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches. Successful attacks could result in significant interruptions in our operations, severe damage to our information technology infrastructure, negative publicity, reputational harm, and/or prevent consumers from using our services during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, market share, business, and results of operations.

We use both internally-developed and third-party systems to operate our services, including transaction processing, order management, and financial and accounting systems. If the number of consumers using our services increases substantially, or if critical third-party systems stop operating as designed, we may need to repair, expand or upgrade our systems or infrastructure. If we are unable to meet the demand in a timely manner, it could have a negative impact on our business. Many of our processes and systems are highly automated and involve multiple inputs from various IT systems, which can mitigate the risk of human error but which can also make testing, troubleshooting, and auditing more difficult. As a result, it may be difficult to quickly detect and correct errors embedded in these processes or systems.

Our business relies on a global supply chain of third party services providers and we are exposed to risks because we rely on the resilience, security, and legal compliance of their products and services.

We rely on certain third-party computer systems and third-party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car, and airline industries in connection with providing some of our services. Any damage to, breach of, or interruption in these third-party services and systems or deterioration in their performance could prevent us from booking related reservations and have a material adverse effect on our business, brands, and results of operations. Third party business partners, service providers, and consultants may be given access to our computer networks. A cyberattack against one of these third parties that compromises their credentials may result in unauthorized access to our systems and data, resulting in a cyberattack against us. Furthermore, our agreements with some third-party service providers do not provide recourse for service interruptions, and such service interruptions could have a negative impact on our business and results of operations.

Consumers generally are concerned with security and privacy on the internet, and any publicized privacy and security problems could negatively affect consumers' willingness to use our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. A security breach at any third-party that we conduct business with, such as the security breach experienced by MGM Resorts International in 2023, could be perceived by consumers as a security breach of our systems and could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation, and subject us to regulatory penalties and sanctions, even if we had no direct involvement in the breach. In addition, such third parties may not comply with applicable disclosure requirements or with parameters within which we permit them to process data, which could expose us to liability.

We depend upon various third parties to process payments, including credit cards, or to provide credit card numbers for payment for our merchant transactions. If any such third party were compromised or ceased or suspended operations, our cash flows could be disrupted or we may not be able to generate merchant transactions (and related revenues) for a period of time and this could have a negative effect on our business, reputation, and results of operations and, in certain cases of the insolvency of such a partner could result in additional payments by us and loss of the total transaction value.

Tax Risks

We may have exposure to additional tax liabilities.

As an international business providing services around the world, we are subject to various taxes. Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review them and we may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or disputes may be different from what is reflected in our historical tax provisions and accruals. We have been audited in many taxing jurisdictions. If audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition, and cash flows. An unfavorable outcome or settlement of pending litigation or audit proceedings could encourage the commencement of additional litigation, audit proceedings, or other regulatory inquiries. See Notes 15 and 16 to our Consolidated Financial Statements for more information regarding certain tax matters and tax contingencies.

Governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities, more time and difficulty to resolve any audits or disputes, and an increase in new tax legislation. Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations, and financial condition.

The United States's Tax Cuts and Jobs Act (the "Tax Act") introduced a tax on 50% of global intangible low-taxed income ("GILTI"), which is income determined to be in excess of a specified routine rate of return on qualifying business assets. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be adversely affected. The interpretation and implementation of the Tax Act have had and could have a negative impact on our results of operations and cash flows. In addition, the United States's recently enacted Inflation Reduction Act includes a 15% corporate minimum tax on book income and a 1% excise tax on stock repurchases. The interpretation and implementation of these provisions could have a negative impact on our results of operations and cash flows. Increases in the U.S. corporate income tax rate, increasing the percentage of GILTI subject to tax in the United States, or other changes to U.S. federal tax laws could have a negative impact on our results of operations and cash flows.

Certain countries have taken steps to unilaterally introduce a digital services tax to address the issue of multinational businesses carrying on business in their jurisdiction without a physical presence and therefore generally not being subject to income tax in those jurisdictions. These digital services taxes are calculated as a percentage of revenue rather than income or profits. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could adversely impact our results of operations and cash flows. Further, digital services taxes may not apply to our competitors, which could harm our business and competitive position.

Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden, and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") has been working on the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices. This project could change various aspects of the existing rules under which our tax obligations are determined. In 2021, more than 130 countries agreed to a new OECD framework on BEPS that, among other provisions, includes proposed changes to how the right to tax income would be allocated among countries and imposes a 15% global minimum tax. The OECD recently issued additional commentary related to the 15% minimum tax, including the intention that provisions be incorporated into law with an effective date of January 1, 2024. Several member countries outside the U.S. have adopted these rules, effective January 1, 2024. The rules for the calculation of the 15% minimum tax are complex and additional guidance continues to be issued by the OECD and its member countries. The implementation of these rules could have a negative impact on our results of operations or cash flows.

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

We are also subject to other non-income-based taxes, such as value-added, payroll, sales, use, excise, net worth, property, hotel occupancy, and goods and services. We refer generally to taxes on travel transactions (e.g., value-added taxes, sales taxes, excise taxes, hotel occupancy taxes, etc.) as "travel transaction taxes." From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise our tax positions, which may result in additional non-income-based tax liabilities.

A number of jurisdictions in the United States have initiated lawsuits or other proceedings against OTCs, including us, related to, among other things, the payment of certain travel transaction taxes that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages and/or attorney's fees and costs. Additional jurisdictions may assert that we are subject to travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively or both. We continue to defend against these lawsuits and, where appropriate, intend to continue to assert that we should not be subject to such taxes. Although we believe we do not owe the taxes claimed in these lawsuits, litigation is uncertain, and if there was an adverse outcome in this litigation, or any similar litigation in other jurisdictions, it could result in liabilities for past and/or future bookings, and it could have an adverse effect on our business, profit margins, and results of operations. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis.

Additionally, jurisdictions have adopted or may adopt laws that require us to collect and remit travel transaction or other taxes on the total travel transaction value or on behalf of travel service providers, which in some instances may negatively impact our revenue, margins, cash flows, and results of operations and may require significant and costly system changes to implement.

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

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six-month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced.

The loss of the Innovation Box Tax benefit (or any material portion thereof) could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in the future.

Legal, Regulatory, Compliance, and Reputational Risks

Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify.

We are subject to competition and consumer protection laws and regulations around the world. These laws and regulations constantly evolve, and their interpretation, application, and enforcement can also change, be unpredictable, or be affected by changing political or social pressures. As we expand our business into new areas, including our evolution towards the Connected Trip vision, we may become subject to additional laws and regulations. We have been the subject of investigations or inquiries by national competition authorities ("NCAs") or other governmental authorities. For example, we are involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers are anti-competitive because they require partners to provide Booking.com with rates, conditions, and availability at least as favorable as those offered to other OTCs or by the partner itself. Recently, the Comisión Nacional de los Mercados y la Competencia in Spain issued a draft decision to impose a fine and to restrict certain business practices based on the allegation that certain practices by Booking.com may produce adverse effects for hotels and other OTCs. Additionally, in September 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland. The Swiss investigation is ongoing and if there is an adverse outcome in the investigation and any appeal, Booking.com could be required to reduce its commissions in Switzerland. To resolve and close certain of the investigations, we have made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of our parity arrangements. While we believe that we are complying with the commitments we have made, investigating authorities or third parties may determine otherwise and decide to pursue legal action to compel compliance or seek other remedies. We are cooperating with regulators where applicable, but we are unable to predict what, if any, effect any investigations or their resolution, including the effect of any commitments we might make, will have on our business, industry practices, or online commerce more generally. An unfavorable outcome of an investigation could encourage additional regulatory inquiries that could become widespread over time, significantly increasing the potential financial and reputational impact on the Company. Additionally, these types of investigations can result and have resulted in the assessment of fines, private litigation, and negative publicity. See Note 16 to our Consolidated Financial Statements for more information regarding our contingencies.

We have also been involved in investigations or inquiries involving consumer protection matters and we have previously made certain voluntary commitments to consumer authorities to resolve investigations or inquiries that have included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page, and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. To the extent that these or any other investigations or inquiries result in additional commitments, changes to our business practices, negative publicity, fines, damages from private litigation, or other remedies, it could have a material adverse effect on our business, financial condition, and results of operations.

There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. Various jurisdictions in Europe have passed legislation prohibiting or restricting the use of parity clauses in contracts. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. The DMA and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose additional rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" ("VLOPs") under the DSA. As a result, we are and will in the future become subject to additional rules and regulations that may not be applicable to our competitors. For example, the DMA restricts parity arrangements and imposes requirements regarding the usage of data across services, which could adversely impact our business. Designated gatekeepers also need to establish an independent compliance function to monitor compliance with the DMA. The Company has met the quantitative notification criteria set forth in the DMA and expects to notify the European Commission of that fact within the required deadline. Certain of the DMA's requirements will become enforceable later in 2024. As a result of the DMA, compliance costs may increase and changes to our products or business practices may be required. The DMA and

DSA will likely be subject to further interpretation and regulatory engagement. Under the DSA, we are required to collect more information from partners, which could disincentivize certain partners from using our services. Further, as a VLOP, Booking.com is subject to additional scrutiny, obligations, and costs, such as payment of an annual supervisory fee, annual risk assessments and independent audits, and establishing an independent compliance function. The DMA and DSA each have significant penalties for non-compliance.

The European Commission designates VLOPs based on a platform's number of EU "monthly active recipients" ("MARs"). The European Commission requires counting users to whom information was displayed, even if a user does not make a transaction on the platform. The assessment of MARs and any other published information by our brands represents an estimate based on the data available to us and limited guidance, and is subject to limitations. The estimate is published solely as a requirement under the DSA, may be inaccurate, and should not be used for any other purpose. For information we consider relevant to the performance of our business, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

New state and federal laws and regulations, including the U.S. executive order aimed at restricting anticompetitive practices and those under consideration by the Federal Trade Commission, could impact our services, require us to change our business practices, and impose additional complexity and costs. As market conditions change as a result of investigations, litigation, legislation, changing public perception of the industry, or political or social pressure, we may decide to modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

With additional attention on the size of travel or technology companies generally, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions or other opportunities, our ability to expand into complementary businesses, or our latitude in dealing with travel service providers (such as by limiting our ability to provide discounts, rebates, or incentives or to exercise contractual rights), any of which could adversely affect our business, results of operations, or ability to grow and compete.

Another area of potential regulatory inquiry involves contractual online search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party's name). In some of our contracts, we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable or if we remove them from all of our contracts, it could negatively impact our performance marketing efficiency, business, and results of operations.

Regulatory and legal requirements and uncertainties could subject us to business constraints, increased compliance costs and complexities, or otherwise harm our business.

Legal requirements of governments and regulatory authorities, many of which are evolving and subject to revised interpretations, impact our ability to provide our services and can result in private litigation. For example, we currently offer optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, optional room and flight cancellation insurance products, and we intend to offer additional trip-related insurance products in the future, which subjects us to certain insurance distribution regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.

Laws in some countries relating to data localization, registration as a travel agent, and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. For example, in the European Union and the United Kingdom, the Package Travel Directive and other local laws governing the sale of travel services (the "Package Directive") set out broad requirements such as local registration, certain mandatory financial guarantees, disclosure requirements, and other rules regulating the provision of single travel sales, travel packages, and linked travel arrangements, and certain liability for performance of the services. Some parts of our business are already subject to the broad scope of the Package Directive, and as our offerings continue to diversify and expand, we may become subject to additional requirements. Compliance with this directive could be costly and complex or, as a result of these requirements, we could choose to limit offerings that would otherwise be beneficial for the business, any of which could adversely affect our business, results of operations, or ability to grow and compete. Any changes to the Package Directive could be costly or complex to comply with and may also adversely affect our business, results of operations, or ability to grow and compete.

The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, Turkish courts have ruled that Booking.com is subject to certain registration requirements in order to offer domestic accommodations to Turkish residents. If the appeal of this decision is not successful, Booking.com would be subject to Turkish registration requirements in order to resume offering domestic accommodations to Turkish residents, which would continue to negatively impact our business.

Compliance with the legal requirements of multiple jurisdictions increases our cost of doing business. Examples of these laws and regulations, which sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the DSA and DMA, and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, emerging regulations governing the development, marketing, and use of AI, labor relations laws, non-discrimination, human rights or anti-human trafficking laws, tax laws, anti-trust or competition laws, U.S., E.U., or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations have resulted in the past and could result in the future in fines, penalties, and/or criminal sanctions against us, our officers, or our employees and/or prohibitions on how or where we conduct business. Any such violations could delay or prevent potential acquisitions, and could materially damage our reputation, brands, global expansion efforts, ability to attract and retain employees and business partners, business, and operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the parties with whom we conduct business could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, if these restrictions are not applicable to competitors, it may provide them a competitive advantage. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Additionally, our employees in certain countries in Europe are represented by works councils and/or trade unions. We are required to consult with works councils on certain matters such as restructurings, acquisitions and divestitures, and other matters that could impact our labor force. Consultation may not be completed on terms satisfactory to us and could result in increases in our cost of labor, diversion of management's attention away from operating our business, delays in certain initiatives, and expose us to claims and litigation. We are also subject to a variety of other regulatory, legal, and public policy risks and challenges in managing an organization operating in various countries, including:
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

There are various risks associated with the facilitation of payments, including risks related to fraud, compliance with evolving rules and regulations, and reliance on third parties.

Our results have been and will likely continue to be negatively impacted by consumer purchases made using fraudulent payment cards, claims the consumer did not authorize the purchase, or consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. We may be held liable for accepting fraudulent payment cards on our platforms or in connection with other fraudulent transactions on our platforms, as well as other payment disputes. Accordingly, we calculate and record an allowance for the resulting chargebacks. If we are unable to successfully implement and evolve measures to detect and reduce the risk of fraud on our platforms, our business, profit margins, results of operations, and financial condition could be materially adversely affected.

We are processing more of our transactions on a merchant basis where we facilitate payments from travelers through the use of payment cards and other payment methods. While processing transactions on a merchant basis allows us to increase our ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As we expand our payments services to consumers and partners, in addition to the revenues from these transactions, we may experience a significant increase in these costs, and our results of operations and profit margins could be materially adversely affected, in particular if we experience a significant increase in non-variable costs related to fraudulent payments and transactions.

As a greater percentage of our transactions involve us processing payments, our global systems and processes must be managed on a larger scale, which adds complexity, administrative burdens and costs, and increases the demands on our systems and controls, which could adversely affect our results of operations. In addition, as our payment processing activities continue to develop, we expect to be subject to additional regulations, including financial services regulations, which we expect to result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls, including, by way of example, those arising from the E.U.'s Payment Services Directive 2 and similar or successor legislation. The implementation of these processes may result in increased compliance costs and administrative burdens.

Regulators (or we) may determine, and in some cases are likely to determine, that certain aspects of our business are subject to laws that govern payments activities, such as money transmission and online payments processing, which could require us to obtain licenses to continue to operate in certain jurisdictions or result in modification of our business plans. Certain of our subsidiaries that may provide payment services in support of our brands are subject to licensing and regulations that impose notice and approval obligations on investors that seek indirect or direct ownership, in the aggregate, of 10% or more of our outstanding shares. Regulations relating to operational resilience, banking (including consumer protection), privacy, and security of our processes also apply to us. Further, our payments systems are susceptible to illegal and improper uses, including money laundering, terrorist financing, fraudulent sales of goods or services, and transactions by or with sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable laws and regulations, and failure to maintain compliance could lead to fines or require us to modify or interrupt our business practices, plans, or operations, any of which could negatively impact our business, results of operations, and profit margins.

We are also subject to payment card association rules and obligations under our contracts with the card schemes and our payment card processors, and indirectly to the rules of payment systems in respect of credit (i.e., account to account) transfers. The rules of the card schemes and payment systems are often updated or interpreted by the schemes in different ways, and we may need to adjust our systems and/or processes to comply with any updated obligations. If we fail to comply with such obligations, we may lose our ability to accept certain credit and debit card payments from our customers, or facilitate other types of online payments, which would negatively impact our business and operating results. Under card association rules, including the Payment Card Industry Data Security Standard (the "Standard"), if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances in our agreements with the card schemes and in relation to the Standard, we are also subject to periodic audits, self-assessments, and other assessments of our compliance with the rules and obligations of the payment card associations and the Standard, which could result in additional expenses and administrative burdens. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Additionally, compliance with the Standard may not prevent all security incidents. If we are fined or required to pay additional processing fees or if our ability to accept payment cards is restricted in any way as a result of our failure to comply with these payment card industry rules, or otherwise, it could adversely impact our business, results of operations, and profit margins.

We rely on banks, card schemes, and other payment processors to execute certain components of the payments process. For inbound payments, we pay these third parties interchange fees and other processing and gateway fees to help facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms, if fees are increased for any reason, or if we provide security, our profit margin, business, and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations, consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business, and results of operations.

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

We face risks relating to our environmental, social, and governance ("ESG") objectives, including climate-related commitments we have made that require us to invest effort, resources, and management time, and failing to meet those objectives may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us.

Investors, regulatory authorities, proxy advisory services, and other stakeholders are increasingly focused on our ESG practices. We have made climate-related commitments to reduce our scope 1 & 2 emissions by 95% and our scope 3 emissions by 50% by the end of 2030, and to achieve net zero by 2040. Additionally, we committed to making it easier for our customers to find more sustainable trip options and we continue to work on enhancing related disclosure of goals, progress, and other ESG matters.

Our ability to achieve ESG goals and initiatives is subject to risks including: (1) the availability and cost of limiting or offsetting our use of carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards and disclosures, (3) our ability to work with partners and providers that can meet our sustainability and other standards, (4) the availability of vendor or other third-party data, (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations on our ESG goals, and (6) customers' actual demand for ESG-oriented product offerings, which may be more expensive and less available than other options. We may need to invest significant effort and resources to progress our ESG objectives, including our climate commitments, and external factors such as rapidly changing regulations, policies, and related interpretation may arise that may lead us to revise our timelines, commitments, or how we measure and report ESG data. There are several regulatory developments regarding sustainability labeling that could result in changes to, or require the discontinuation of, our Travel Sustainable Program.

If our ESG practices do not meet evolving investor or other stakeholder expectations or regulatory requirements, then our reputation, ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our ESG-related objectives or to satisfy increasingly broad reporting obligations could expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders, and adversely impact our business, brands, or reputation.

We face risks related to our intellectual property.

We regard our intellectual property as important to our success, and we rely on intellectual property such as trademarks, copyrights, patents, and trade secrets to support our business as well as domain names or other intangible rights or property secured through purchase, licensing or other agreements with our employees, travel service providers, partners, and other parties. We have filed applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in several jurisdictions. In the future we may acquire additional intellectual property portfolios, which could require significant cash expenditures. However, we may choose not to register or otherwise protect some of our intellectual property and instead rely on trade secret or other means of protection. We have licensed in the past, and may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. We also have procured various intellectual property licenses from third parties. There is uncertainty about the validity and enforceability of intellectual property rights that may result from our use of generative AI. Effective intellectual property protection may not be available in every country in which our services are made available, particularly in certain jurisdictions in which we operate in which theft of intellectual property may be more prevalent. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.

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

From time to time, in the ordinary course of our business, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us. Successful infringement claims against us could result in a significant monetary liability and/or prevent us from operating our business, or require us to change business practices or develop non-infringing alternatives, which could require significant effort and expense. In addition, resolution of claims may require us to obtain licenses to intellectual property rights belonging to third parties, which may be expensive to procure, or possibly require us to cease using those rights altogether. Any of these events could have an adverse effect on our business, results of operations, and financial condition.

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

There are several privacy-driven initiatives that are changing the gathering and use of consumer data in the digital marketing ecosystem. These include: phasing out the use of third-party cookies (and other tracking technologies) by browsers such as Safari and Google Chrome; restrictions on the use of the identifier for advertisers (such as the Apple "IDFA") by mobile device manufacturers; Apple's iCloud+ Private Relay (which hides a user's IP address from websites that the user accesses in favor of other IP addresses provided by Apple's partners); and the adoption of regulations by many jurisdictions that govern the use of cookies. For example, in the EU, the ePrivacy Directive regulates the use of cookies and similar technologies, including limitations on the use of data and guidelines for enabling users to accept or reject cookies. Authorities may assert, and in some cases are likely to determine, that our collection, use, or management of customer and other data is inconsistent with laws and regulations, including laws that apply to cookies or similar technology, and there may be significant penalties for non-compliance. In the EU, the ePrivacy Directive is implemented in national laws as a result of which different interpretations and requirements apply on a country by country basis. EU regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies and may impose specific measures which could impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. In the U.S., disclosure requirements and limitations may apply to the use of certain cookies and other online tracking technologies deemed to be sales of personal information under the CCPA or other state laws. If these privacy-driven initiatives or regulations impair our ability to serve customers optimally or if we are less effective than our competitors in addressing these issues, our ability to improve performance on our platforms, business, market share, and results of operations could be adversely affected. Further, any failure to comply with evolving privacy regulations, guidance, and interpretations could result in significant fines, government enforcement actions, private litigation, and harm to our business, results of operations, or reputation.

Financial Risks

Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. Increased volatility in the financial and securities markets in recent years has generally made access to capital less certain. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital, and the cost of any financing would be negatively impacted. We currently have $2 billion available under our revolving credit facility, which contains certain financial covenants that we need to comply with in order to access such liquidity. There can be no assurance that we will be able to meet the covenant requirements at any particular time. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance.

There is no guarantee that additional debt financing will be available in the future on commercially reasonable terms or at all, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants, which could restrict our business operations. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information on our liquidity and capital resources.

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

The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:
•financial or operating results that vary from the expectations of securities analysts and investors or any publicly-disclosed estimates, changes in expectations as to our future financial or operating performance, or changes in our capital structure;
•worldwide economic conditions in general and in Europe in particular, including the effects of inflation, changes in interest rates, trading volume fluctuations or other market volatility, or fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar and the Euro;
•occurrence of a significant security breach or business interruptions, such as may result from catastrophes or other events;
•impact of our share repurchase and dividend programs;
•changes in market valuations of other internet or online service companies, or announcements of significant business or operational changes by us or our competitors;
•loss of a major travel service provider participant from our services;
•initiation of significant claims, litigation, or regulatory proceedings against us or adverse developments in pending proceedings, or changes in the status of our intellectual property rights;
•lack of success in expanding our business; and
•additions or departures of key personnel.

Sales of a substantial number of shares of our common stock, including through the conversion of our convertible notes, could adversely affect the market price of our common stock by introducing a large number of sellers or short sellers to the market. Such sales could cause the market price of our common stock to decline significantly. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made or may make our stock attractive to momentum, hedge, or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

The trading prices of technology company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of technology, e-commerce, or travel companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors, such as market fluctuations or political and economic conditions, may decrease the market price of our common stock, regardless of our operating performance. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.

In the past, we have been a defendant in securities class action litigation. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. This additional litigation could result in substantial costs and divert management's attention and resources, either of which could adversely affect our business, financial condition, and results of operations.

We face increased risks if the level of our debt increases.

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which may be amplified if our cash flow and earnings decrease, and could include:
•requiring the dedication of a portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes;

•increased vulnerability to downturns in our business, competitive pressures, and adverse changes in general economic and industry conditions, and less flexibility when planning for or reacting to changes in our business and industry; and
•decreased or lost ability to obtain additional financing on terms acceptable to us.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to many factors beyond our control. Further, we may not have access to equity or debt markets or other sources of financing, or such financing may not be available to us on commercially reasonable terms, to repay or refinance our debt as it comes due or, in the case of our convertible notes, upon conversion. Our ability to make share repurchases and the payment of dividends rely on our access to capital, which depends on cash flow generated by our business and the availability of financing.

The value of our investments could decline, which could adversely affect our financial condition and results of operations.

We maintain an investment portfolio, which typically includes marketable debt securities and equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Credit losses, impairments, and changes in the fair values of our investments could be volatile and they have had, and are likely to continue to have, a significant impact on our quarterly net income (or loss). See Notes 5 and 6 to our Consolidated Financial Statements.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

    We are dedicated to upholding our commitment to our customers, partners, and employees to manage cybersecurity, privacy, and data protection and security risk. Our approach involves various tools, processes, technologies, and controls to identify and manage such risks.

Risk Management and Strategy

Identifying, assessing, and managing cybersecurity risk is generally integrated into our overall risk management systems and processes. The Company's internal audit function, with primary oversight by the Audit Committee, assesses key risks facing the organization across functions and regions. These risks are reviewed and discussed by the Company's management-level risk committee, which is a multi-disciplinary committee including representation from senior management in the finance, internal audit, and legal functions, among others. The risk committee is tasked with ensuring risks, including those related to cybersecurity, are managed and aligning strategic objectives with an appropriate level of risk tolerance.

Our Cyber Risk Management Policy establishes the framework for our cybersecurity risk management and governance. Our security teams operationalize the Policy across the Company and conduct cyber risk identification, assessment, management, monitoring, tracking, and reporting. Our privacy program is built upon the privacy principles of transparency, purpose, control, security, embedded privacy, and accountability. Our privacy teams are responsible for identifying, managing, and reporting on data protection risks. We leverage the National Institute of Standards and Technology (NIST) frameworks for cybersecurity and privacy. The NIST frameworks help us to align our security and privacy functions and provide a risk management approach across the Company. We annually measure our security and privacy program maturity against these frameworks, and engage a third party every other year to assess the current state against these frameworks. The results of these assessments are discussed with the Board and the Cybersecurity Subcommittee of the Audit Committee. In addition, our Global

Privacy Advisory Council, consisting of our privacy leaders, leads the development and implementation of strategies to monitor, manage, and remediate privacy risks.

As part of the Company's risk management strategy, we require that all employees complete regular data security and privacy trainings, and conduct phishing tests and specialized training such as secure coding training for our developers. We also maintain a Security Ambassadors program, where employees act as an extension of the Security and Fraud Department to foster a security-focused culture.

Our security teams engage in threat intelligence, predictive modeling, and penetration testing to understand the Company's threat landscape and reduce the risk and impact of cybersecurity incidents. These teams have established procedures for detecting, managing, and remediating cybersecurity incidents, and processes for personnel to escalate incidents within the organization. A cross-functional working group of security, privacy, and legal personnel review significant incidents to determine if further escalation is appropriate. If an incident could be deemed material, it is escalated, and we consult with outside counsel during this assessment as appropriate.

Our internal audit function collaborates with the security teams to participate in an integrated cybersecurity assurance program. The internal audit function also performs its own cybersecurity audits and reviews certain cybersecurity-related practices, such as access controls, as part of their assessment of our internal control over financial reporting. From time to time we have taken steps to improve our practices and remedy deficiencies that have been identified. Our enterprise-wide information security program is also independently assessed every other year by a third party as part of our enterprise risk management, and our Cybersecurity Subcommittee reviews the assessment findings. We seek to advance our program maturity in line with our review and management of cybersecurity risks.

We rely on certain third-party computer systems and third-party service providers, including global distribution systems ("GDSs") and computerized central travel reservation systems in connection with providing some of our services. We also depend upon various third parties to process payments for our transactions around the world. These third party business partners, service providers, and consultants need to access our customer and other data, and connect to our computer networks. We define expected security and privacy requirements through our contracting processes with third parties and we perform third-party cyber risk assessments to monitor the cyber risk management efforts of third parties as needed.

Although we expend significant resources to protect against security breaches, our existing security measures may not be successful in preventing all attacks on our systems. We have experienced cybersecurity incidents and threats, including malware, phishing, partner and customer account takeover attacks, and denial-of-service attacks on our systems. We do not believe these cybersecurity incidents have had a materially adverse effect on our Company, including our business strategy, results of operations, or financial condition. For further discussion, see Part I, Item 1A, Risk Factors - "Information Security, Cybersecurity, and Data Privacy Risks."

Governance

The Board and Audit Committee maintain responsibility for enterprise risk oversight related to cybersecurity, privacy, and data protection and security. The Audit Committee has delegated the primary responsibility for oversight of compliance and risk management efforts and processes related to these matters to the Cybersecurity Subcommittee, which was established in 2023 and is comprised of independent directors. The Cybersecurity Subcommittee oversees management's efforts and processes to identify, assess, manage, and monitor significant cybersecurity and privacy risks and regulatory developments in this area. Our cybersecurity and privacy leaders meet with the Cybersecurity Subcommittee to discuss the Company's cybersecurity and data protection risk exposures, including the steps management has taken to monitor and manage such exposures and their potential impact on the Company's business, operations, and reputation. The Cybersecurity Subcommittee reports periodically on these matters to the Audit Committee and Board.

The individuals serving in the roles of chief security officer and chief privacy officer have enterprise-wide responsibility for assessing and managing cybersecurity, data protection and security, and privacy risks, respectively. These leaders collectively have over 25 years of relevant work experience in public companies and extensive industry expertise.

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

Item 3.  Legal Proceedings

A description of any material legal proceedings to which we are a party is included in Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated into this Item 3 by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BKNG."

Holders

At February 15, 2024, there were approximately 117 shareholders of record of Booking Holdings Inc.'s common stock.

Dividend Policy

On January 25, 2024, our Board of Directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Declaration of dividends pursuant to the policy will be subject to the Board’s consideration of, among other things, our financial performance, cash flows, capital needs, and liquidity.

Pursuant to the dividend policy, on February 16, 2024 our Board of Directors declared a quarterly cash dividend of $8.75 per share of common stock, payable on March 28, 2024 to stockholders of record as of the close of business on March 8, 2024.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2023 of an investment of $100 in cash on December 31, 2018 for our common stock and an investment of $100 in cash on December 31, 2018 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index, and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	Booking Holdings Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2018	100.00	100.00	100.00	100.00
2019	119.24	136.69	131.49	141.93
2020	129.31	198.10	155.68	194.91
2021	139.29	242.03	200.37	190.78
2022	117.00	163.28	164.08	115.68
2023	205.94	236.17	207.21	168.80

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2023 (in billions, except share and per share data):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 –	358,082	(2)	$2,902	358,082	$15.2	(2)
October 31, 2023	67	(3)	$3,048	N/A	N/A

November 1, 2023 –	268,592	(2)	$3,034	268,592	$14.3	(2)
November 30, 2023	2,064	(3)	$3,073	N/A	N/A

December 1, 2023 –	176,957	(2)	$3,362	176,957	$13.7	(2)
December 31, 2023	780	(3)	$3,465	N/A	N/A
Total	806,542			803,631	$13.7
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on February 23, 2023, whereby we were authorized to repurchase up to $20 billion of our common stock.
(3)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended December 31, 2023 to previously withheld share amounts (reduction of 17 shares) that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes.

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current year operating and financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior year monthly average exchange rates rather than the current year monthly average exchange rates. Foreign exchange rate fluctuations impacted our year-over-year growth in gross bookings, revenues, and operating expenses for the years ended December 31, 2023 and 2022. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

Overview

Our mission is to make it easier for everyone to experience the world. We aim to provide consumers with a best-in-class experience offering the travel choices they want, with tailored language, payment, and other options, seamlessly connecting them with our travel service provider partners. We offer these services through five primary consumer-facing brands: Booking.com, Priceline, Agoda, KAYAK, and OpenTable. See Note 1 to our Consolidated Financial Statements for information on our operating segments. See Note 17 to our Consolidated Financial Statements for information related to revenue by geographic area.

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from advertising services, restaurant reservations and restaurant management services, and other services, such as travel-related insurance services.

Trends

Since the second quarter of 2020 and through 2023, changes in accommodation room nights versus the comparable period in 2019 have generally improved as government-imposed travel restrictions due to the COVID-19 pandemic have eased and consumer demand for travel has improved. In 2022, global room nights were 52% higher than in 2021 and 6% higher than in 2019. The year-over-year growth in room nights in 2022 was driven primarily by the recovery in Europe, Asia, and Rest of World, as well as by growth in North America. In 2023, global room nights increased 17% year-over-year driven primarily by the continued recovery in Asia and strong travel demand in Europe. Our global room nights in 2023 were up about 24% versus 2019. In 2023, we saw the booking window expand compared to 2022, which benefited year-over-year room night growth in 2023.

In March 2022, following Russia's invasion of Ukraine, we suspended the booking of travel services in Russia and Belarus. This led to the loss of new bookings from bookers in these countries. Excluding room nights from bookers in Russia, Ukraine, and Belarus in each comparable period, our overall room nights in 2023 were up about 17% versus 2022 and up about 29% versus 2019.

We saw a negative impact on room night growth in the fourth quarter of 2023 due to the Israel-Hamas war, particularly in Israel. In the fourth quarter of 2023, global room nights increased 9% year-over-year. Excluding room nights for bookers going to and from Israel, our overall room nights were up 11% year-over-year. There was also some impact on travel trends outside of the country, such as cancellations and a drop in new bookings. If the conflict continues or expands, it may adversely affect demand for our services, particularly in nearby areas.

Quarterly Room Nights and Change versus the prior year and 2019

The cancellation rate in 2023 was in line with the prior year. We have observed a general improvement in cancellation rates in recent years, though we have seen periods of elevated cancellation rates from time to time. Because we recognize revenue from bookings when the traveler checks in, our reported revenue is not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expense at the time a booking is made even though that booking could be canceled in the future if it was booked under a flexible cancellation policy. There are many factors in addition to cancellation rates that contribute to marketing efficiency including average daily rates ("ADRs"), costs per click, foreign currency exchange rates, our ability to convert paid traffic to bookings, the timing and effectiveness of our brand marketing campaigns, and the extent to which consumers come directly to our platforms for bookings.

The mix of our room nights booked for international travel in 2023 was approximately 52%, up versus approximately 46% in 2022 due in part to government-imposed limitations on international travel (travelers booking a stay at a property located outside their own country) in some parts of the world in 2022.

The mix of our room nights booked on a mobile device (including room nights booked on a mobile app or via a mobile website) in 2023 increased compared to 2022. The revenue earned on a transaction from a mobile device may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and have lower accommodation ADRs. The mix of our room nights booked on a mobile app in 2023 was approximately 49%, up versus approximately 44% in 2022. We continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with consumers.

Our global ADRs increased approximately 6% on a constant currency basis in 2023 as compared to 2022, driven primarily by higher ADRs in Europe and Asia. The increase in our global ADRs in 2023 as compared to 2022, was negatively impacted by approximately three percentage points from changes in geographical mix in our business driven primarily by a higher mix of room nights from Asia, which is a lower ADR region, and a lower mix of room nights from North America, which is a higher ADR region. The year-over-year increase in our global ADRs has resulted in our accommodation gross bookings growing faster than our room nights in 2023. It is difficult to predict what the trend in industry ADRs will look like going forward.

We focus on relentless innovation to grow our business by providing a best-in-class user experience with intuitive, easy-to-use online platforms that aim to exceed the expectations of online consumers. We have a long-term strategy to create an ideal traveler experience, offering our customers relevant options and connections at the times and in the language they want them, making trips booked with us seamless, easy, and valuable. We refer to this as the "Connected Trip." The goal of our Connected Trip vision is to offer a differentiated and personalized online travel planning, booking, payment, and in-trip experience for each trip, enhanced by a robust loyalty program that provides value to travelers and partners across all trips. We expect these efforts to benefit our revenue growth over time, however, to the extent our non-accommodation services (e.g., airline ticket reservation services) have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of our accommodations, and enable our long-term Connected Trip strategy, Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. The mix of our gross bookings generated on a merchant basis was 54% in 2023, an increase from 44% in 2022.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $6.8 billion in 2023, up 13% versus 2022 as a result of the improving demand environment and our efforts to invest in marketing, partially offset by a year-over-year improvement in performance marketing returns on investment ("ROIs") and a higher share of room nights booked by consumers coming directly to our platforms. Our performance marketing expense, which represents a substantial majority of our marketing expenses, is primarily related to the use of online search engines (primarily Google), affiliate marketing, and meta-search services to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing digital branding and television advertising.

Marketing efficiency, expressed as marketing expense as a percentage of gross bookings, and performance marketing ROIs are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. In recent years, we observed periods of stable or increasing ROIs. Although it is difficult to predict how performance marketing ROIs will change in the future, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and anticipated repeat rates. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. Marketing expenses as a percentage of total gross bookings in 2023 were lower than in 2022 due to higher performance marketing ROIs and an increase in the share of room nights booked by consumers coming directly to our platforms. Performance marketing ROIs were higher in 2023 versus 2022 due in part to our ongoing efforts to improve the efficiency of our marketing spend. See Part I, Item 1A, Risk Factors - "We face risks relating to our marketing efforts." and "We are dependent on travel service providers, restaurants, search platforms, and other third parties."

Booking.com had approximately 3.4 million properties on its website at December 31, 2023, consisting of over 475,000 hotels, motels, and resorts and over 2.9 million alternative accommodation properties (including homes, apartments, and other unique places to stay), representing an increase from over 2.7 million properties at December 31, 2022. The year-over-year increase in total properties was driven primarily by an increase in alternative accommodation properties.

The mix of Booking.com's room nights booked for alternative accommodation properties in 2023 was approximately 33%, up versus approximately 30% in 2022. We have observed a longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of them on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service or certain partner related costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, the price of the travel service is the primary factor determining whether a consumer will book. Discounting and couponing (i.e., merchandising) occurs across all of the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction or offer travel services at a loss in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenue as a percentage of gross bookings. Total revenue as a percentage of gross bookings was negatively impacted by investments in merchandising at Booking.com in 2023 as compared to 2022.

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts. As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Currently, rates for these taxes range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "Sales and other expenses" in the Consolidated Statements of Operations, have negatively impacted our results of operations. For more information, see Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business. For example, the Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" (VLOP) under the DSA. In early 2023, Booking.com received a VLOP designation notice from the European Commission. The Company has met the quantitative notification criteria set forth in the DMA and expects to notify the European Commission of that fact within the required deadline. Certain of the DMA’s requirements will become enforceable later in 2024. As a result of the DMA, compliance costs may increase and changes to our products or business practices may be required. For information regarding risks related to the DMA and DSA, please see Part I, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." For more information on the impacts of regulations on our business, see Note 16 to our Consolidated Financial Statements.

Our businesses outside of the U.S. (see Note 17 to our Consolidated Financial Statements for information related to revenue by geographic area) represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result of the movements in foreign currency exchange rates, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. For example, our total gross bookings increased by 24% in 2023 as compared to 2022, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant-currency basis by approximately 25%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. We enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to our Consolidated Financial Statements for additional information related to our derivative contracts. In addition, we designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Consolidated Statements of Operations (see Notes 12 and 19 to our Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates. For more information, see Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

Other Factors

Over the long term, we intend to continue to invest in marketing and promotion, technology, and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. In recent years, our investments in initiatives to drive future growth added pressure on operating margins. We also intend to broaden the scope of our business, including exploring strategic alternatives such as acquisitions.

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

Outlook

For the first quarter of 2024, we expect:
•the year-over-year growth in room nights will be between 4% and 6%;
•the year-over-year growth in gross bookings will be between 5% and 7%;
•the year-over-year growth in revenues will be between 11% and 13%; and
•operating profit will be higher than in the first quarter of 2023.

For the full year, we expect:
•the year-over-year growth in gross bookings will be slightly higher than 7%;
•the year-over-year growth in revenues will be similar to gross bookings; and
•operating profit will be higher than in 2023.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our significant accounting policies and estimates are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the valuation of investments in private companies, the valuation of goodwill and other long-lived assets, income taxes, and contingencies.

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

Our investments measured using Level 3 inputs primarily consist of investments in privately-held companies that were classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. We use valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity to the valuation date or the volume or other terms of these financing transactions, we may also use other valuation techniques to supplement this data, including the income approach. When a financing transaction occurs and represents fair value, we also use the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company's own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction as well as any more recent observed transactions in the instruments issued by the investee company.

Our investments in equity securities of private companies at December 31, 2023 and 2022, include $51 million originally invested in Yanolja Co., Ltd. ("Yanolja"). In July 2021, Yanolja announced a new round of funding which was completed in October 2021 along with certain other transactions. As a result of these observable transactions, we increased the carrying value of our investment in Yanolja to $306 million as of December 31, 2021. As of June 30, 2023 and 2022, we evaluated our investment in Yanolja for impairment using a combination of the market approach and the income approach in estimating the fair value of our investment as of those dates, and recognized impairment charges of $24 million and $184 million during the years ended December 31, 2023 and 2022, respectively (see Note 6 to our Consolidated Financial Statements). The carrying value of our investment in Yanolja was $98 million and $122 million as of December 31, 2023 and 2022, respectively.

The market approach estimates value using prices and other relevant information generated by market transactions involving identical or comparable companies. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company's weighted-average cost of capital adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used for the June 2023 impairment evaluation include the weighted average cost of capital of 10.5%-14.5% and a terminal earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiple of 14x-16x. The key unobservable inputs and ranges used for the June 2022 impairment evaluation include, for the market approach, percentage decrease in the calibrated EBITDA multiple (36%) and for the income approach, the weighted average cost of capital of 10%-14% and the terminal EBITDA multiple of 14x-16x. Significant changes in any of these inputs would result in significantly different fair value measurements. A change in the assumption used for EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where we are a minority shareholder and have access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee's expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the valuation, which may result in a need to recognize additional impairment charges.

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

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level and our annual goodwill impairment tests are performed as of September 30. As of September 30, 2023, we performed our annual goodwill impairment test and concluded that there was no impairment of goodwill.

The estimation of fair values of our reporting units reflect numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit's expected growth rates and operating margin and the competitive environment, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. Generally, changes in the assumptions used for comparable company multiples would result in directionally similar changes in the fair value and changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. The estimation of fair value requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used. During 2022 and part of 2023, there have been significant adverse changes in the market valuation of companies in the travel and technology industries. Discount rates have also been impacted during those periods due to rising interest rates and adverse changes in the macroeconomic environment. Future events and changing market conditions, including economic uncertainties such as inflation, rising interest rates and risks of a potential recession, may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units, which may result in a need to recognize additional goodwill impairment charges that could have a material adverse effect on our results of operations.

Income Taxes

We determine our tax expense based on our income and statutory tax rates applicable in the jurisdictions in which we operate. Due to the complex and dynamic nature of tax legislation, significant judgment is required in computing our tax expense and determining our tax positions. The U.S. Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 made significant changes to U.S. federal tax law, including a one-time deemed repatriation tax imposed on accumulated unremitted international earnings, to be paid over eight years. We do not intend to indefinitely reinvest our international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as global intangible low-taxed income ("GILTI").

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of temporary differences, and tax planning strategies and record valuation allowances as required.

We are subject to ongoing tax examinations and assessments in various jurisdictions. We face challenges regarding the amount of taxes due from time to time. These challenges include questions regarding the timing and amount of deductions on our tax returns. Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and we may change our positions or determine that previous positions should be amended, either of which could result in changes to our tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals.

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

The determination of whether a loss is probable and whether the amount of the loss can be reasonably estimated requires significant judgment and evaluation of all the underlying facts and circumstances including judgments about the potential actions of third-party claimants, regulatory authorities, and courts. Claims, assessments, and litigations involve significant uncertainties such as the complexity of the facts, the legal theories involved, the nature of the claims, the judgment of the courts, the applicable methodology for determining potential damages, and, in the case of class actions, whether a class action can be certified and the extent to which members of a class would or would not file a claim.

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

See Note 16 to our Consolidated Financial Statements for additional information, including the accrual of a loss of $530 million related to a draft decision by the Spanish competition authority and a loss of $276 million related to the Netherlands pension fund matter, which are recorded in the Consolidated Statement of Operations for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for details, which is incorporated into this Item 7 by reference thereto.

Results of Operations

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services. Specifically, reservations of room nights, rental car days, and airline tickets capture the volume of units booked through our online travel companies' ("OTC") brands by our travel reservation services customers. Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked through our OTC brands by our customers, net of cancellations. Our non-OTC brands (KAYAK and OpenTable) have different business metrics from those of our OTC brands, so search queries through KAYAK and restaurant reservations through OpenTable do not contribute to our gross bookings.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers.

Revenues from online travel reservation services are classified into two categories:
•Merchant. Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues are derived from transactions where travelers book accommodation, rental car, airline reservations, and other travel related services. The majority of our merchant revenues is from Booking.com's accommodation reservations. Merchant revenues include:
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
•Agency. Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions from our accommodation, rental car, and airline reservation services. Substantially all of our agency revenues is from Booking.com's accommodation reservations.

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

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Operating and Statistical Metrics

Room nights, rental car days, and airline tickets reserved through our services for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Room nights	1,049	896	17.1%
Rental car days	74	62	19.7%
Airline tickets	36	23	57.6%

Room nights reserved through our services increased in 2023 compared to 2022, driven primarily by the continued recovery in Asia and Europe. Rental car days reserved through our services increased in 2023 compared to 2022, driven primarily by year-over-year growth in rental car demand, which benefited from lower average daily car rental prices. Airline tickets reserved through our services increased in 2023 compared to 2022, driven primarily by the expansion of Booking.com's flight offering.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories for the years ended December 31, 2023 and 2022 were as follows (numbers may not total due to rounding):

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Merchant gross bookings	$81,721	$53,873	51.7%
Agency gross bookings	68,906	67,379	2.3%
Total gross bookings	$150,627	$121,253	24.2%

Merchant and agency gross bookings increased in 2023 compared to 2022, due to the continued improvement in travel demand. Merchant gross bookings increased more than agency gross bookings due to the ongoing shift from agency bookings to merchant bookings at Booking.com.

The year-over-year increase in total gross bookings in 2023 was due primarily to the increase in room nights, the increase in constant-currency accommodation ADRs of approximately 6%, the positive impact from year-over-year growth in gross bookings from reservations for airline tickets, partially offset by the negative impact of foreign exchange rate fluctuations.

Gross bookings resulting from reservations of airline tickets increased 64% year-over-year in 2023 due to higher airline ticket growth and higher average airline ticket prices. Gross bookings resulting from reservations of rental car days decreased 2% year-over-year in 2023 due primarily to lower average daily car rental prices, partially offset by higher rental car days growth.

Revenues

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Merchant revenues	$10,936	$7,193	52.0%
Agency revenues	9,414	9,003	4.6%
Advertising and other revenues	1,015	894	13.4%
Total revenues	$21,365	$17,090	25.0%
% of Total gross bookings	14.2%	14.1%

Merchant, agency, and advertising and other revenues increased in 2023 compared to 2022 due primarily to the continued improvement in travel demand. Merchant revenues in 2023 increased more than agency revenues due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Total revenues as a percentage of gross bookings was 14.2% in 2023 up from 14.1% in 2022 due primarily to a more positive impact from differences in the timing of booking versus travel in 2023 compared to 2022 and an increase in revenue from facilitating payments, mostly offset by an increase in the mix of airline ticket gross bookings, changes in geographical mix, and an increase in investments in merchandising.

Operating Expenses

Marketing Expenses

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Marketing expenses	$6,773	$5,993	13.0%
% of Total gross bookings	4.5%	4.9%
% of Total revenues	31.7%	35.1%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•affiliate programs;
•referrals from meta-search websites;
•online and offline brand marketing; and
•other performance-based marketing.

We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. We rely on our marketing channels to generate a significant amount of traffic to our websites. Our marketing expenses, which are substantially variable in nature, increased year-over-year in 2023 to help drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings decreased year-over-year in 2023 due to year-over-year increases in performance marketing ROIs and in the mix of direct traffic. Performance marketing ROIs were higher in 2023 versus 2022, due in part to our ongoing efforts to improve the efficiency of our marketing spend.

Sales and Other Expenses

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Sales and other expenses	$2,744	$1,986	38.2%
% of Total gross bookings	1.8%	1.6%
% of Total revenues	12.8%	11.6%

Sales and other expenses consist primarily of:
•credit card and other payment processing fees associated with merchant transactions;
•fees paid to third parties that provide call center and other customer services;
•digital services taxes and other similar taxes;
•chargeback provisions and fraud prevention expenses associated with merchant transactions;
•provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers; and
•customer relations costs.

Sales and other expenses, which are substantially variable in nature, increased year-over-year in 2023 due primarily to an increase in merchant transaction costs of $461 million and an increase in third-party call center costs of $155 million. Merchant transactions increased year-over-year in 2023 due to the continued improvement in travel demand trends, as well as the ongoing shift from agency transactions to merchant transactions at Booking.com. The year-over-year increase in third-party call center costs in 2023 was due in part to the transfer of certain customer service operations of Booking.com to Majorel in June 2022, which shifted costs from personnel expenses to sales and other expenses.

Personnel

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Personnel	$3,294	$2,465	33.6%
% of Total revenues	15.4%	14.4%

Personnel expenses consist primarily of:
•salaries, bonuses, and stock-based compensation;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses, excluding stock-based compensation, increased 34% year-over-year in 2023 due to an increase in salary expenses of $309 million, an accrual of $276 million related to the Netherlands pension fund matter (see Note 16 to our Consolidated Financial Statements for additional information), and an increase in bonus expense accruals of $75 million. Employee headcount of approximately 23,600 as of December 31, 2023 increased by 9% as compared to December 31, 2022. Personnel expenses in 2023 and employee headcount as of December 31, 2023 were reduced due to the transfer of certain customer service operations of Booking.com to Majorel in June 2022, which shifted costs from personnel expenses to sales and other expenses. Stock-based compensation expense in 2023 was $530 million compared to $404 million in 2022.

General and Administrative

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
General and administrative	$1,555	$766	102.7%
% of Total revenues	7.3%	4.5%

General and administrative expenses consist primarily of:
•fees for certain outside professionals;
•occupancy and office expenses;
•certain travel transaction taxes; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased year-over-year in 2023 due to the accrual of a loss of $530 million related to a draft decision by the Spanish competition authority (see Note 16 to our Consolidated Financial Statements for additional information), a $90 million termination fee related to the acquisition agreement for the Etraveli Group (see Note 20 to our Consolidated Financial Statements for additional information), and year-over-year increases in certain travel transaction taxes and occupancy and office expenses.

Information Technology

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Information technology	$655	$526	24.5%
% of Total revenues	3.1%	3.1%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•cloud computing costs and outsourced data center costs;
•payments to contractors; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased in 2023 compared to 2022 due to increased cloud computing costs and outsourced data center costs, as well as increased software license and system maintenance fees.

Depreciation and Amortization

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Depreciation and amortization	$504	$451	11.8%
% of Total revenues	2.4%	2.6%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses increased in 2023 compared to 2022 due primarily to increased amortization expense related to internally-developed and purchased software, as well as depreciation of computer equipment.

Other Operating Expenses

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Other operating expenses	$5	$(199)	*
% of Total revenues	—%	(1.2)%
* Not meaningful

Other operating expenses in 2022 includes the gain of $240 million on the sale and leaseback transaction related to Booking.com's headquarters building, partially offset by a loss of $41 million related to the transfer of certain customer service operations of Booking.com to Majorel. See Notes 10 and 20 to our Consolidated Financial Statements.

Interest Expense and Other Income (Expense), Net

Interest Expense

	Year Ended December 31,
(in millions)	2023	2022
Interest expense	$897	$391

Other Income (Expense), Net

The following table sets forth the composition of "Other income (expense), net" for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in millions)	2023	2022
Interest and dividend income	$1,020	$219
Net losses on equity securities	(131)	(963)
Foreign currency transaction (losses) gains	(348)	(43)
Other	2	(1)
Other income (expense), net	$543	$(788)

The following table presents the changes in interest and dividend income and interest expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Interest and dividend income	$1,020	$219	366.6%
Interest expense	(897)	(391)	129.6%

Interest and dividend income increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the impact of higher interest rates on cash management activities (with related expenses recorded in interest expense) and investment activities. Interest expense increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher interest rates related to our cash management activities (with related income recorded in interest income) and the issuance of senior notes in November 2022 and May 2023, partially offset by the maturities of senior notes during 2022 and 2023.

See Note 19 to our Consolidated Financial Statements for additional information on "Other income (expense), net." See Notes 5 and 6 to our Consolidated Financial Statements for additional information related to net losses on equity securities and the impairments of an investment in equity securities.

Foreign currency transaction (losses) gains for the year ended December 31, 2023 includes losses of $163 million related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $106 million on derivative contracts. Foreign currency transaction (losses) gains for the year ended December 31, 2022 includes gains of $46 million related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $52 million on derivative contracts.

Income Taxes

	Year Ended December 31,		Increase (Decrease)
(in millions)	2023	2022
Income tax expense	$1,192	$865	37.8%
% of Income before income taxes	21.8%	22.1%

Our 2023 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, non-deductible fines, certain other non-deductible expenses, and U.S. federal tax associated with the Company's international earnings, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). Our 2022 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, a valuation allowance recorded against deferred tax assets related to certain unrealized losses on equity securities, certain non-deductible expenses, and an increase in unrecognized tax benefits, partially offset by the benefit of the Netherlands Innovation Box Tax.

Our effective tax rate was lower for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a lower valuation allowance recorded against deferred tax assets related to certain unrealized losses on equity securities, lower unrecognized tax benefits, and lower international tax rates, partially offset by an increase in non-deductible fines, and a decrease in the benefit of the Netherlands Innovation Box Tax.

Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the years ended December 31, 2023 and 2022 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on our effective tax rates for these periods. For more information regarding the Innovation Box Tax, see Part I, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

In the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, we have reclassified certain indirect taxes, primarily digital services taxes, between "General and administrative" expenses and "Sales and other expenses" to conform to the presentation in the Consolidated Statement of Operations for the year ended December 31, 2023. See Note 2 to the Consolidated Financial Statements.

Operating and Statistical Metrics

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

Revenues

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Agency revenues	$9,003	$6,663	35.1%
Merchant revenues	7,193	3,696	94.6%
Advertising and other revenues	894	599	49.4%
Total revenues	$17,090	$10,958	56.0%
% of Total gross bookings	14.1%	14.3%

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

Sales and Other Expenses

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Sales and other expenses	$1,986	$979	102.7%
% of Total gross bookings	1.6%	1.3%
% of Total revenues	11.6%	8.9%

Sales and other expenses consist primarily of:
•credit card and other payment processing fees associated with merchant transactions;
•fees paid to third parties that provide call center, website content translations, and other services;
•digital services taxes and other similar taxes;
•chargeback provisions and fraud prevention expenses associated with merchant transactions;
•provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers; and
•customer relations costs.

Sales and other expenses, which are substantially variable in nature, increased significantly in 2022 compared to 2021, due primarily to an increase in merchant transaction costs of $573 million and an increase in third-party call center costs of $235 million. Merchant transactions increased year-over-year in 2022 due to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic lessened in 2022 versus 2021, as well as the expansion of merchant accommodation reservation services at Booking.com. The year-over-year increase in third-party call center costs in 2022 was due in part to the transfer of certain customer service operations of Booking.com to Majorel, which shifted costs from personnel expenses to sales and other expenses.

Personnel

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Personnel	$2,465	$2,314	6.5%
% of Total revenues	14.4%	21.1%

Personnel expenses consist primarily of:
•salaries, bonuses, and stock-based compensation;
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

General and Administrative

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
General and administrative	$766	$522	47.1%
% of Total revenues	4.5%	4.8%

General and administrative expenses consist primarily of:
•fees for outside professionals;
•occupancy and office expenses;
•personnel-related expenses such as travel, relocation, recruiting, and training expenses; and
•certain travel transaction taxes.

General and administrative expenses increased in 2022 compared to 2021 due to an increase of $97 million in certain travel transaction taxes, including the $46 million accrual related to the settlement of an Italian indirect tax matter. See Note 16 to our Consolidated Financial Statements. The year-over-year increase in general and administrative expenses was also driven by an increase of $75 million in personnel-related expenses and an increase of $53 million in fees for professional services.

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

Other Operating Expenses

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Other operating expenses	$(199)	$13	*
% of Total revenues	(1.2)%	0.1%
* Not meaningful

Other operating expenses in 2022 includes the gain of $240 million on the sale and leaseback transaction related to Booking.com's headquarters building, partially offset by a loss of $41 million related to the transfer of certain customer service operations of Booking.com to Majorel (see Notes 10 and 20 to our Consolidated Financial Statements). Other operating expenses for the year ended December 31, 2021 principally relate to the restructuring charges as a result of restructuring actions taken in 2020 and are primarily related to employee severance and other termination benefits at Booking.com.

Interest Expense and Other Income (Expense), Net

Interest Expense

	Year Ended December 31,
(in millions)	2022	2021
Interest expense	$391	$334

Other Income (Expense), Net

The following table sets forth the composition of "Other income (expense), net" for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in millions)	2022	2021
Interest and dividend income	$219	$16
Net losses on equity securities	(963)	(569)
Foreign currency transaction (losses) gains	(43)	111
Loss on early extinguishment of debt	—	(242)
Other	(1)	(13)
Other income (expense), net	$(788)	$(697)

The following table presents the changes in interest and dividend income and interest expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase (Decrease)
(in millions)	2022	2021
Interest and dividend income	$219	$16	1,233.4%
Interest expense	(391)	(334)	16.9%

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

See Note 19 to our Consolidated Financial Statements for additional information on "Other income (expense), net." See Notes 5 and 6 to our Consolidated Financial Statements for additional information related to net losses on equity securities and the impairments of an investment in equity securities.

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

Liquidity and Capital Resources

Our financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. Marketing expenses and personnel expenses are the most significant operating expenses for our business. We rely on marketing channels to generate traffic to our websites. See our Consolidated Statements of Operations and "Trends" and "Results of Operations" above for additional information on marketing expenses and personnel expenses, including stock-based compensation expenses. Our continued access to sources of liquidity depends on multiple factors. See Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events."

At December 31, 2023, we had $13.1 billion in cash, cash equivalents, and investments, of which approximately $8.8 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and Japanese Yen. See Notes 5 and 6 to our Consolidated Financial Statements for additional information about our cash equivalents and investments. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. In February 2023, we completed the sale of our investment in equity securities of Meituan and received gross proceeds of $1.7 billion.

Deferred merchant bookings of $3.3 billion at December 31, 2023 represents cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

At December 31, 2023, we had a remaining transition tax liability of $690 million as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"), which included $515 million reported as "Long-term U.S. transition tax liability" and $175 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next three years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In May 2023, we entered into a five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility extends a revolving line of credit up to $2 billion to us and provides for the issuance of up to $80 million of letters of credit, as well as up to $100 million of borrowings on same-day notice. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow. Upon entering into this new revolving credit facility, we terminated the $2 billion five-year revolving credit facility entered into in August 2019. At December 31, 2023 there were no borrowings outstanding and $18 million of letters of credit issued under the new revolving credit facility.

See Note 12 to our Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates, and maturity dates. Our convertible senior notes due in May 2025 are currently convertible at the option of the holder and have been classified as "Short-term debt" in the Consolidated Balance Sheet at December 31, 2023. If the note holders exercise their option to convert, we deliver cash to repay the principal amount of the notes and deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount. At December 31, 2023, we had outstanding senior notes with varying maturities for an aggregate principal amount of $14.2 billion, with $2 billion payable within the next twelve months. The outstanding senior notes at December 31, 2023 had cumulative interest to maturity of $2.7 billion, with $440 million payable within the next twelve months. In May 2023, we issued senior notes with an aggregate principal amount of 1.75 billion Euros. The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of our common stock. In March 2023, we repaid $500 million in aggregate principal amount on the maturity of the Senior Notes due March 2023.

During the year ended December 31, 2023, we repurchased shares of our common stock for an aggregate cost of $10.4 billion. At December 31, 2022, we had a total remaining authorization of $3.9 billion related to a program authorized by our Board of Directors ("the Board") in 2019 to repurchase up to $15 billion of our common stock. In the first quarter of 2023, the Board authorized a program to repurchase up to $20 billion of our common stock and at December 31, 2023, we had a total remaining authorization of $13.7 billion. We still expect to complete the share repurchases under the remaining authorization by the end of 2026, assuming no major downturn in the travel market. Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from our share repurchases are accounted for as a cost of the treasury stock transaction. See Note 13 to our Consolidated Financial Statements for additional information related to our stock repurchases.

On January 25, 2024, the Board adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Declaration of dividends pursuant to the policy will be subject to the Board’s consideration of, among other things, our financial performance, cash flows, capital needs, and liquidity. Pursuant to the dividend policy, on February 16, 2024 the Board declared a quarterly cash dividend of $8.75 per share of common stock, payable on March 28, 2024 to stockholders of record as of the close of business on March 8, 2024.

At December 31, 2023, we had lease obligations of $961 million. See Note 10 to our Consolidated Financial Statements for more information on our obligations related to operating and financing leases. Additionally, at December 31, 2023, we had, in the aggregate, $361 million of non-cancellable purchase obligations individually greater than $10 million, of which $188 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction.

At December 31, 2023 there were $533 million of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes.

See Note 16 to our Consolidated Financial Statements for additional information related to our commitments and contingencies, including the accrual of a loss of $530 million related to a draft decision by the Spanish competition authority and a loss of $276 million related to the Netherlands pension fund matter, which are recorded in the Consolidated Statement of Operations for the year ended December 31, 2023.

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

Cash Flow Analysis

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Net cash provided by operating activities for the year ended December 31, 2023 was $7.3 billion, resulting from net income of $4.3 billion, a favorable net impact of $1.3 billion from adjustments for non-cash and other items and a favorable net change in working capital and long-term assets and liabilities of $1.7 billion. Non-cash items were principally associated with stock-based compensation expense and other stock-based payments, depreciation and amortization, deferred income tax benefit, provision for expected credit losses and chargebacks, unrealized foreign currency transaction losses (gains) related to Euro-denominated debt, and operating lease amortization. For the year ended December 31, 2023, deferred merchant bookings and other current liabilities increased by $2.7 billion, and accounts receivable increased by $1.3 billion, primarily due to increases in business volumes. During the year ended December 31, 2023, the Company accrued a loss of $530 million related to a draft decision by the Spanish competition authority and a loss of $276 million related to the Netherlands pension fund matter. The related liabilities are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2023. See Note 16 to our Consolidated Financial Statements for additional information.

Net cash provided by operating activities for the year ended December 31, 2022 was $6.6 billion, resulting from net income of $3.1 billion, a favorable impact of $1.7 billion from adjustments for non-cash and other items, and a favorable net change in working capital and long-term assets and liabilities of $1.8 billion. Non-cash items were principally associated with net losses on equity securities, depreciation and amortization, stock-based compensation expense and other stock-based payments, deferred income tax benefit, provision for expected credit losses and chargebacks, and operating lease amortization. For the year ended December 31, 2022, deferred merchant bookings and other current liabilities increased by $3.7 billion, and accounts receivable increased by $1.2 billion, primarily due to increases in business volumes.

Net cash provided by investing activities for the year ended December 31, 2023 was $1.5 billion, principally resulting from proceeds from the sale and maturity of investments of $1.8 billion, partially offset by purchases of property and equipment of $345 million. Net cash used in investing activities for the year ended December 31, 2022 was $518 million, principally resulting from purchases of investments of $768 million, primarily in various corporate and government debt securities, as well as from purchases of property and equipment of $368 million. This was partially offset by proceeds from the Booking.com headquarters sale and leaseback transaction of $601 million and proceeds from the sales and maturities of investments of $32 million. See Notes 5 and 10 to our Consolidated Financial Statements for additional information.

Net cash used in financing activities for the year ended December 31, 2023 was $8.9 billion, principally resulting from payments for the repurchase of common stock of $10.4 billion and payments on the maturity of debt of $500 million, partially offset by the proceeds from the issuance of long-term debt of $1.9 billion. Net cash used in financing activities for the year ended December 31, 2022 was $4.9 billion, principally resulting from payments for the repurchase of common stock of $6.6 billion and payments on the maturity of debt of $1.9 billion. This was partially offset by the proceeds from the issuance of long-term debt of $3.6 billion.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

    For a comparison of our cash flow activities for the fiscal years ended December 31, 2022 and 2021, see Cash Flow Analysis in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2022.

Contingencies

For information related to certain tax assessments and other tax matters, see Note 16 to our Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities."

For information related to certain regulatory matters, and our other contingent liabilities, see Note 16 to our Consolidated Financial Statements and Part I, Item IA, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify."

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

See Note 12 to our Consolidated Financial Statements for information about our convertible senior notes and other debt. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $612 million and $522 million at December 31, 2023 and 2022, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls. Our convertible senior notes due in May 2025 are currently convertible at the option of the holder. If the note holders exercise their option to convert, we deliver cash to repay the principal amount of the notes and deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased by 24% in 2023 as compared to 2022, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant-currency basis by approximately 25%. Our total revenues increased by 56% for the year ended December 31, 2022 as compared to the year ended December 31, 2021, but without the impact of changes in foreign currency exchange rates, our total revenues increased year-over-year on a constant-currency basis by approximately 71%. See Notes 6, 12, and 19 to our Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, our use of foreign currency exchange derivatives, and our designation of certain portions of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. We generally enter into foreign currency exchange derivatives to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. We will continue to evaluate the use of derivative instruments in the future. We also designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates.

See Notes 5 and 6 to our Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private companies. We are exposed to equity price risk as it relates to changes in fair values of these investments. Our investments in private companies are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values at December 31, 2023 and 2022 of our investments in equity securities of publicly-traded companies and private companies would have resulted in a loss, before tax, of approximately $45 million and $220 million, respectively, being recognized in net income.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV, Item 15, Exhibits and Financial Statement Schedules): Consolidated Balance Sheets at December 31, 2023 and 2022; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' (Deficit) Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; Notes to our Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our independent registered public accounting firm also attested to and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. In 2022, we began a multi-year implementation to integrate and upgrade certain financial systems and processes, including SAP S4 HANA ("SAP").

As a result of these improvements, there were changes to our internal control over financial reporting processes and procedures. However, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, as the phased implementation of SAP continues, there will be additional changes to our processes and procedures that are likely to impact our internal control over financial reporting. We believe we are taking the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
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
February 22, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10 will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11 will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12 will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13 will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14 will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets at December 31, 2023 and 2022; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' (Deficit) Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; Notes to our Consolidated Financial Statements; Report of Independent Registered Public Accounting Firm; and Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.).

Other financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or the notes thereto.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Company.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
4.1	Reference is hereby made to Exhibits 3.1, 3.2, and 3.3.
4.2(c)	Specimen Certificate for the Company's Common Stock.
4.3(d)	Indenture, dated as of September 23, 2014, between the Company and Deutsche Bank Trust Company Americas, as Trustee.
4.4(e)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.5(f)	Form of 2.375% Senior Note due 2024.
4.6(g)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.7(h)	Form of 1.800% Senior Note due 2027.
4.8(i)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.9(j)	Form of 3.650% Senior Note due 2025.
4.10(k)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.11(l)	Form of 3.600% Senior Note due 2026.
4.12(l)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.13(m)	Form of 3.550% Senior Note due 2028.
4.14(m)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
4.15(bb)	Description of the Company's Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.16(bb)	Description of the Company's 2.375% Senior Notes due 2024 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.17(bb)	Description of the Company's 1.800% Senior Notes due 2027 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.18(gg)	Description of the Company's 0.100% Senior Notes due 2025 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.19(gg)	Description of the Company's 0.500% Senior Notes due 2028 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.20(z)	Form of 4.625% Senior Note due 2030.
4.21(z)	Officers' Certificate, dated April 13, 2020, with respect to the 4.625% Senior Notes due 2030.
4.22(z)	Form of 0.750% Convertible Senior Note due 2025.

Exhibit Number	Description
4.23(z)	Indenture, dated as of April 14, 2020, between Booking Holdings Inc. and U.S. Bank National Association, as trustee.
4.24(n)	Form of 0.100% Senior Note due 2025.
4.25(n)	Officers' Certificate, dated March 8, 2021, with respect to the 0.100% Senior Notes due 2025.
4.26(n)	Form of 0.500% Senior Note due 2028.
4.27(n)	Officers' Certificate, dated March 8, 2021, with respect to the 0.500% Senior Notes due 2028.
4.28(hh)	Form of 4.000% Senior Note due 2026.
4.29(hh)	Officers' Certificate, dated November 15, 2022, with respect to the 4.000% Senior Notes due 2026.
4.30(hh)	Form of 4.250% Senior Note due 2029.
4.31(hh)	Officers' Certificate, dated November 15, 2022, with respect to the 4.250% Senior Notes due 2029.
4.32(hh)	Form of 4.500% Senior Note due 2031.
4.33(hh)	Officers' Certificate, dated November 15, 2022, with respect to the 4.500% Senior Notes due 2031.
4.34(hh)	Form of 4.750% Senior Note due 2034.
4.35(hh)	Officers' Certificate, dated November 15, 2022, with respect to the 4.750% Senior Notes due 2034.
4.36(kk)	Description of the Company's 4.000% Senior Notes due 2026 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.37(kk)	Description of the Company's 4.250% Senior Notes due 2029 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.38(kk)	Description of the Company's 4.500% Senior Notes due 2031 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.39(kk)	Description of the Company's 4.750% Senior Notes due 2034 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.40(ll)	Form of 3.625% Senior Note due 2028.
4.41(ll)	Officers' Certificate, dated May 12, 2023, with respect to the 3.625% Senior Notes due 2028.
4.42(ll)	Form of 4.125% Senior Note due 2033.
4.43(ll)	Officers' Certificate, dated May 12, 2023, with respect to the 4.125% Senior Notes due 2033.
4.44(ll)	Agency Agreement, dated as of May 12, 2023, by and between Booking Holdings Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar, and trustee.
4.45	Description of the Company's 3.625% Senior Notes due 2028 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.46	Description of the Company's 4.125% Senior Notes due 2033 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(b)+	Booking Holdings Inc. 1999 Omnibus Plan (as amended and restated effective June 3, 2021).
10.2(o)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.3(cc)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
10.4(dd)+	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.5(p)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.6(p)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.7(q)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.8(r)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.9(r)+	Amended and Restated Annual Bonus Plan.
10.10(s)+	Form of Non-Competition and Non-Solicitation Agreement.
10.11(t)+	Second Amended and Restated Employment Agreement, dated April 21, 2015, by and between the Company and Peter J. Millones.
10.12(u)+	Employment Agreement, dated December 15, 2016, by and between the Company and Glenn D. Fogel.
10.13(u)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016, by and between the Company and Glenn D. Fogel.
10.14(u)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016, by and between the Company and Glenn D. Fogel.
10.15(v)+	Employment Agreement, dated January 19, 2018, between the Company and David I. Goulden.

Exhibit Number	Description
10.16(v)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Company and David I. Goulden.
10.17(v)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Company and David I. Goulden.
10.18(w)	Credit Agreement, dated as of August 14, 2019, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.19(ii)+	Letter Agreement, dated October 24, 2019, by and between the Company and Glenn D. Fogel.
10.20(x)+	Form of Employee Confidentiality and Assignment Agreement.
10.21(y)	Amendment No. 1, dated as of April 7, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.22(aa)	Amendment No. 2, dated as of October 28, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.23(ee)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Glenn D. Fogel dated January 28, 2021.
10.24(ee)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with David I. Goulden dated January 28, 2021.
10.25(ee)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Peter J. Millones dated January 28, 2021.
10.26(ff)+	Letter Agreement, dated July 31, 2021, by and between the Company and Paulo Pisano.
10.27(gg)	Amendment No. 3, dated as of December 22, 2021, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.28(jj)	Agreement for the Sale and Purchase of the Booking Campus in Amsterdam, the Netherlands, dated as of December 14, 2022, by and among Booking.com Real Estate Amsterdam B.V., as the Seller, D-IE WIIS Oosterdok Coöperatief U.A., as the Purchaser, and Booking.com Holding B.V., as the Guarantor.
10.29(mm)	Amendment No. 4, dated as of January 6, 2023, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.30(nn)+	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.31(nn)+	Form of Restricted Stock Unit Agreement under the Company's 1999 Omnibus Plan.
10.32(nn)+	Letter Agreement, dated February 23, 2023, by and between the Company and David I. Goulden.
10.33(oo)*	Credit Agreement, dated as of May 17, 2023, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.
10.34(pp)+	Employment Agreement, dated December 4, 2019, by and between Booking.com International BV and Paulo Pisano.
10.35(qq)+	Description of Termination Pay Policy, effective as of April 5, 2023.
10.36(rr)+	Employment Agreement, dated December 1, 2023, by and between the Company and Ewout Steenbergen.
10.37(rr)+	Form of Restricted Stock Unit Agreement under the Company's 1999 Omnibus Plan.
10.38(rr)+	Non-Competition and Non-Solicitation Agreement, dated December 1, 2023, by and between the Company and Ewout L. Steenbergen.
10.39(rr)+	Employee Confidentiality and Assignment Agreement, dated December 4, 2023, by and between the Company and Ewout L. Steenbergen.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ss)*	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ss)*	Certification of David I. Goulden, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
97.1	Booking Holdings Inc. Financial Restatement Recovery Policy.

Exhibit Number	Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
____________________________
+    Indicates a management contract or compensatory plan or arrangement.
*    Schedules or similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules or similar attachments upon request by the Securities and Exchange Commission.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 (File No. 1-36691).
(c)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(e)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(m)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(n)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 8, 2021 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(q)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(r)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(t)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(w)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 14, 2019 (File No. 1-36691).
(x)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 1-36691).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 8, 2020 (File No. 1-36691).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2020 (File No. 1-36691).
(aa)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 30, 2020 (File No. 1-36691).
(bb)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 26, 2020 (File No. 1-36691).
(cc)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 7, 2020 (File No. 1-36691)

(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2020 (File No. 1-36691)
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 29, 2021 (File No. 1-36691)
(ff)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2021 (File No. 1-36691)
(gg)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 23, 2021 (File No. 1-36691).
(hh)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 15, 2022 (File No. 1-36691).
(ii)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 (File No. 1-36691).
(jj)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 19, 2022 (File No. 1-36691).
(kk)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36691).
(ll)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 12, 2023 (File No. 1-36691).
(mm)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 4, 2023 (File No. 1-36691).
(nn)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 23, 2023 (File No. 1-36691).
(oo)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2023 (File No. 1-36691).
(pp)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 3, 2023 (File No. 1-36691).
(qq)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 11, 2023 (File No. 1-36691).
(rr)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2023 (File No. 1-36691).
(ss)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKING HOLDINGS INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 22, 2024

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn D. Fogel, David I. Goulden, and Peter J. Millones, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Mylod Jr.	Director, Chair of the Board	February 22, 2024
Robert J. Mylod Jr.

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 22, 2024
Glenn D. Fogel

/s/ David I. Goulden	Executive Vice President and Chief Financial	February 22, 2024
David I. Goulden	Officer (Principal Financial Officer)

/s/ Susana D'Emic	Chief Accounting Officer and Controller	February 22, 2024
Susana D'Emic	(Principal Accounting Officer)

/s/ Mirian Graddick-Weir	Director	February 22, 2024
Mirian Graddick-Weir

/s/ Kelly Grier	Director	February 22, 2024
Kelly Grier

/s/ Wei Hopeman	Director	February 22, 2024
Wei Hopeman

/s/ Charles H. Noski	Director	February 22, 2024
Charles H. Noski

/s/ Larry Quinlan	Director	February 22, 2024
Larry Quinlan

/s/ Nicholas J. Read	Director	February 22, 2024
Nicholas J. Read

/s/ Thomas E. Rothman	Director	February 22, 2024
Thomas E. Rothman

/s/ Sumit Singh	Director	February 22, 2024
Sumit Singh

/s/ Lynn Vojvodich Radakovich	Director	February 22, 2024
Lynn Vojvodich Radakovich

/s/ Vanessa A. Wittman	Director	February 22, 2024
Vanessa A. Wittman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and the schedule listed in the Index at Item 15 (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Substantially all of the Company’s revenue is generated by providing online travel reservation services, which principally allow travelers to book travel reservations with travel service providers through the Company’s platforms. Revenue consists of a significant volume of low-dollar transactions utilizing multiple custom systems.
We identified revenue as a critical audit matter as the majority of the processes to calculate and record revenue are highly automated, rely on a number of custom systems, and involve interfacing significant volumes of data across multiple systems. Given the complex information technology (IT) environment, this required the involvement of professionals with expertise in IT to identify, test, and evaluate the revenue data flows, the revenue systems and the automated controls.
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
•We performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.
Goodwill - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company's evaluation of goodwill impairment involves the comparison of the fair value of each of the Company's reporting units to its carrying value. As it related to the annual impairment test, the Company estimated the fair values using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, operating margins, and discount rates.
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
Commitments and Contingencies - Competition and Consumer Protection Reviews and Other Matters - Refer to Note 16 to the financial statements
Critical Audit Matter Description
The Company has been the subject of an open investigation with Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") as to whether certain practices by Booking.com may produce adverse effects for hotels and other online travel companies. The Company recorded a loss contingency of 486 million Euros ($530 million) in the consolidated statement of operations for the year ended December 31, 2023. The related liability is included in "Accrued expenses and other current liabilities" in the consolidated balance sheet as of December 31, 2023.

Given the significant judgment made by management to determine both the likelihood and the estimated amount of a loss related to such matters, performing audit procedures to evaluate management's accounting for and disclosure of the loss contingency related to the CNMC matter involved challenging and subjective auditor judgment, including the need to involve professionals in our firm with expertise in Spanish competition law.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the loss contingency related to the CNMC matter included the following, among others:
•We tested the effectiveness of internal controls related to management’s review of the loss contingency and approval of the accounting treatment and related disclosures.
•With the involvement of a professional in our firm with expertise in Spanish competition law, we:
–Inquired of the Company’s internal legal counsel to understand the legal merits and the basis for the Company’s conclusion specific to the likelihood of loss and the estimate of potential loss or range of loss.
–Requested and received written responses from internal and external legal counsel.
–Obtained and evaluated management’s evaluation of the loss contingency, including making inquiries of management to evaluate and corroborate our understanding of information obtained from internal and external legal counsel.
–Read the draft decision from the CNMC and the related response from the Company.
–Evaluated whether the Company’s disclosures were consistent with our testing.

/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 22, 2024
We have served as the Company’s auditor since 1997.

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,107	$12,221
Short-term investments (Available-for-sale debt securities: Amortized cost of $580 and $176, respectively)	576	175
Accounts receivable, net (Allowance for expected credit losses of $137 and $117, respectively)	3,253	2,229
Prepaid expenses, net	644	477
Other current assets	454	696
Total current assets	17,034	15,798
Property and equipment, net	784	669
Operating lease assets	705	645
Intangible assets, net	1,613	1,829
Goodwill	2,826	2,807
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $576 at December 31, 2022)	440	2,789
Other assets, net	940	824
Total assets	$24,342	$25,361
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,480	$2,507
Accrued expenses and other current liabilities	4,635	3,244
Deferred merchant bookings	3,254	2,223
Short-term debt	1,961	500
Total current liabilities	13,330	8,474
Deferred income taxes	258	685
Operating lease liabilities	599	552
Long-term U.S. transition tax liability	515	711
Other long-term liabilities	161	172
Long-term debt	12,223	11,985
Total liabilities	27,086	22,579
Commitments and contingencies (see Note 16)
Stockholders' (deficit) equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,048,000 and 63,780,528, respectively	—	—
Treasury stock: 29,650,351 and 25,917,558 shares, respectively	(41,426)	(30,983)
Additional paid-in capital	7,175	6,491
Retained earnings	31,830	27,541
Accumulated other comprehensive loss	(323)	(267)
Total stockholders' (deficit) equity	(2,744)	2,782
Total liabilities and stockholders' (deficit) equity	$24,342	$25,361

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Merchant revenues	$10,936	$7,193	$3,696
Agency revenues	9,414	9,003	6,663
Advertising and other revenues	1,015	894	599
Total revenues	21,365	17,090	10,958
Operating expenses:
Marketing expenses	6,773	5,993	3,801
Sales and other expenses	2,744	1,986	979
Personnel, including stock-based compensation of $530, $404, and $370, respectively	3,294	2,465	2,314
General and administrative	1,555	766	522
Information technology	655	526	412
Depreciation and amortization	504	451	421
Other operating expenses	5	(199)	13
Total operating expenses	15,530	11,988	8,462
Operating income	5,835	5,102	2,496
Interest expense	(897)	(391)	(334)
Other income (expense), net	543	(788)	(697)
Income before income taxes	5,481	3,923	1,465
Income tax expense	1,192	865	300
Net income	$4,289	$3,058	$1,165
Net income applicable to common stockholders per basic common share	$118.67	$76.70	$28.39
Weighted-average number of basic common shares outstanding (in 000's)	36,140	39,872	41,042
Net income applicable to common stockholders per diluted common share	$117.40	$76.35	$28.17
Weighted-average number of diluted common shares outstanding (in 000's)	36,530	40,052	41,362

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$4,289	$3,058	$1,165
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(63)	(111)	(57)
Net unrealized gains (losses) on available-for-sale securities	7	(12)	31
Total other comprehensive loss, net of tax	(56)	(123)	(26)
Comprehensive income	$4,233	$2,935	$1,139

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, and 2021
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893
Net income	—	—	—	—	—	1,165	—	1,165
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(57)	(57)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	31	31
Conversion of debt	—	—	—	—	(86)	—	—	(86)
Exercise of stock options and vesting of restricted stock units and performance share units	178	—	—	—	5	—	—	5
Repurchase of common stock	—	—	(71)	(162)	—	—	—	(162)
Stock-based compensation and other stock-based payments	—	—	—	—	389	—	—	389
Balance, December 31, 2021	63,584	$—	(22,518)	$(24,290)	$6,159	$24,453	$(144)	$6,178
Cumulative effect of adoption of accounting standards update	—	—	—	—	(96)	30	—	(66)
Net income	—	—	—	—	—	3,058	—	3,058
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(111)	(111)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(12)	(12)
Exercise of stock options and vesting of restricted stock units and performance share units	197	—	—	—	7	—	—	7
Repurchase of common stock	—	—	(3,400)	(6,693)	—	—	—	(6,693)
Stock-based compensation and other stock-based payments	—	—	—	—	421	—	—	421
Balance, December 31, 2022	63,781	$—	(25,918)	$(30,983)	$6,491	$27,541	$(267)	$2,782
Net income	—	—	—	—	—	4,289	—	4,289
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(63)	(63)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	7	7
Exercise of stock options and vesting of restricted stock units and performance share units	267	—	—	—	134	—	—	134
Repurchase of common stock	—	—	(3,732)	(10,443)	—	—	—	(10,443)
Stock-based compensation and other stock-based payments	—	—	—	—	550	—	—	550
Balance, December 31, 2023	64,048	$—	(29,650)	$(41,426)	$7,175	$31,830	$(323)	$(2,744)

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$4,289	$3,058	$1,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504	451	421
Provision for expected credit losses and chargebacks	330	232	109
Deferred income tax benefit	(478)	(257)	(445)
Net losses on equity securities	131	963	569
Stock-based compensation expense and other stock-based payments	530	404	376
Operating lease amortization	161	156	178
Unrealized foreign currency transaction losses (gains) related to Euro-denominated debt	163	(46)	(135)
Loss on early extinguishment of debt	—	—	242
Gain on sale and leaseback transaction	—	(240)	—
Other	5	38	71
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,330)	(1,228)	(1,002)
Prepaid expenses and other current assets	155	(217)	6
Deferred merchant bookings and other current liabilities	2,742	3,718	1,539
Long-term assets and liabilities	142	(478)	(274)
Net cash provided by operating activities	7,344	6,554	2,820
INVESTING ACTIVITIES:
Purchase of investments	(12)	(768)	(17)
Proceeds from sale and maturity of investments	1,840	32	508
Additions to property and equipment	(345)	(368)	(304)
Acquisitions, net of cash acquired	—	—	(1,185)
Proceeds from sale and leaseback transaction	—	601	—
Other investing activities	3	(15)	—
Net cash provided by (used in) investing activities	1,486	(518)	(998)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,893	3,621	2,015
Payments on maturity and redemption of debt	(500)	(1,880)	(3,068)
Payments for repurchase of common stock	(10,377)	(6,621)	(163)
Proceeds from exercise of stock options	134	7	5
Other financing activities	(59)	(24)	(28)
Net cash used in financing activities	(8,909)	(4,897)	(1,239)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(37)	(40)	(13)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(116)	1,099	570
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	12,251	11,152	10,582
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$12,135	$12,251	$11,152
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,789	$600	$735
Cash paid during the period for interest	$842	$380	$318

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION

Booking Holdings Inc. ("Booking Holdings" or the "Company") seeks to make it easier for everyone to experience the world by providing consumers, travel service providers, and restaurants with leading travel and restaurant online reservation and related services. The Company offers its services through five primary consumer-facing brands: Booking.com, Priceline, Agoda, KAYAK, and OpenTable, which allow consumers to: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels, and other alternative and traditional accommodations properties) and a flight to their destinations; make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a vacation package, tour, activity, or cruise. Consumers can also use the Company's meta-search services to easily compare travel reservation information, such as flight, hotel, and rental car reservations from hundreds of online travel platforms at once. In addition, the Company offers other services to consumers, travel service providers and restaurants, such as travel-related insurance products and restaurant management services. The Company's portfolio of brands are organized into four operating segments which are aggregated into one reportable segment based on the similarity in economic characteristics, other qualitative factors, and the objectives and principles of Accounting Standards Codification ("ASC") 280, Segment Reporting.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ significantly from those estimates. The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, the valuation of goodwill and other long-lived tangible and intangible assets, the valuation of investments in private companies, income taxes, contingencies, stock-based compensation, the allowance for expected credit losses (also referred to as provision for bad debts or provision for uncollectible accounts), chargeback provisions, and the accrual of obligations for incentive programs.

Impact of COVID-19
The Company's financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. The COVID-19 pandemic, since its outset in 2020, and the resulting implementation of travel restrictions by governments around the world resulted in a significant decline in travel activities and consumer demand for travel related services, in 2020 in particular. Even though there have been improvements in the economic and operating conditions for the Company's business since the outset of the pandemic, the Company cannot predict the long-term effects of the pandemic on its business or the travel and restaurant industries as a whole.

Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

Cash and Cash Equivalents
Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less. Cash equivalents are recognized based on settlement date. See Note 20 for information related to restricted cash and cash equivalents.

Investments
Debt Securities
The Company has classified its investments in debt securities as available-for-sale securities. Preferred stock that is either mandatorily redeemable or redeemable at the option of the investor is considered a debt security for accounting purposes and is reported at estimated fair value with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The fair value of these investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Unobservable inputs are also used when little or no market data is available. See Note 6 for information related to fair value measurements.

If the amortized cost basis of an available-for-sale security exceeds its fair value and if the Company has the intention to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, an impairment is recognized in the Consolidated Statements of Operations. If the Company does not have the intention to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis and the Company determines that the decline in fair value below the amortized cost basis of an available-for-sale security is entirely or partially due to credit-related factors, the credit loss is measured and recognized as an allowance for expected credit losses along with the related expense in the Consolidated Statements of Operations. The allowance is measured as the amount by which the debt security's amortized cost basis exceeds the Company's best estimate of the present value of cash flows expected to be collected.

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

Accounts Receivable from Customers and Allowance for Expected Credit Losses
Accounts receivable is reported net of expected credit losses. The Company estimates lifetime expected credit losses upon recognition of the financial assets. The Company identifies the relevant risk characteristics of its customers and the related receivables and prepayments, which include the following: size, type (alternative accommodations vs. hotels) or geographic location of the customer, or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, the nature of competition, and industry-specific factors that could impact the Company's receivables. Additionally, external data and macroeconomic conditions are considered. This is assessed at each balance sheet date based on the Company's specific facts and circumstances.

Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the lease term related to leasehold improvements, whichever is shorter.

Website Costs and Internal-use Software
Acquisition costs and certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to platform development, including support systems, software coding, designing system interfaces, and installation and testing of the software. These costs are recorded as property and equipment and are generally amortized beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionalities are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Cloud Computing Arrangements
The Company utilizes various third-party computer systems and third-party service providers, including global distribution systems ("GDSs") and computerized central reservation systems of the accommodation, rental car, and airline industries in connection with providing some of its services. The Company uses both internally-developed systems and third-party systems to operate its services, including transaction processing, order management, and financial and accounting systems. Implementation costs incurred in a hosting arrangement that is a service contract are capitalized and amortized over the term of the hosting arrangement. The capitalized implementation costs are reported as "Prepaid expenses, net" or "Other assets, net" in the Company's Consolidated Balance Sheets, as appropriate. The related amortization expenses are reported in "Information technology" expenses in the Company's Consolidated Statements of Operations.

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

Most leases have one or more options to renew beyond their initial term. The exercise of renewal options, mainly for office space and data centers, is at the Company's discretion and are included in the determination of the lease term for accounting purposes if they are reasonably certain to be exercised.

Business Combinations, Goodwill, and Intangible Assets
The Company accounts for acquired businesses using the acquisition method of accounting. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective values at the acquisition date. The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill. The Company generally recognizes and measures contract assets and contract liabilities in a business combination at amounts consistent with those recorded by the acquired business.

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination. Goodwill is not subject to amortization and is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at a reporting unit level. The fair value of the reporting unit is compared to its carrying value, including goodwill. Fair values are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (e.g., earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies) and based on market participant assumptions. A goodwill impairment loss is measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. See Note 11 for additional information.

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

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating earnings for its operations outside of the U.S. into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply. These contracts are generally short-term in duration. Certain of the Company's derivative instruments have master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company is exposed to the risk that counterparties to derivative instruments may fail to meet their contractual obligations. The Company regularly reviews its credit exposure and assesses the creditworthiness of its counterparties. The Company reports the fair value of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair value of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and are classified within "Net cash provided by operating activities" or "Net cash used in financing activities," as appropriate, in the Consolidated Statements of Cash Flows. See Note 6 for additional information related to these derivative instruments.

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

Revenue Recognition
Online travel reservation services
Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations with travel service providers through the Company's platforms. While the Company generally refers to a consumer that books travel reservation services on the Company's platforms as its customer, for accounting purposes, the Company's customers are the travel service providers and, in certain merchant transactions, the travelers. The Company's contracts with travel service providers give them the ability to market their reservation availability without transferring to the Company the responsibility to deliver the travel services. Therefore, the Company's revenues are presented on a net basis in the Consolidated Statements of Operations. These contracts include payment terms and establish the consideration to which the Company is entitled, which includes either a commission or a margin on the travel transaction. Revenue is measured based on the expected consideration specified in the contract with the travel service provider, considering the effects of factors such as discounts and other sales incentives. Estimates for sales incentives are based on historical experience, current trends, and forecasts, as applicable. Coupons are recorded as a reduction of the transaction price, generally at the time they are redeemed. The local occupancy taxes, general excise taxes, value-added taxes, sales taxes, and other similar taxes ("travel transaction taxes"), if any, collected from travelers are reported on a net basis in revenues in the Consolidated Statements of Operations.

Revenues for online travel reservation services are recognized at a point in time when the Company has completed its post-booking services and the travelers begin using the arranged travel services. These revenues are classified into two categories:
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
•Agency revenues are derived from the Company's commissions on travel-related transactions where the Company does not facilitate payments from travelers for the services provided.

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

Deferred Merchant Bookings
Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to travel service providers as well as the Company's estimated future revenue for its commission or margin and fees. The amounts are mostly subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date. The increase in the Deferred Merchant Booking balance during the year ended December 31, 2023 was principally due to the increase in business volumes.

Marketing Expenses
The Company's advertising expenses are reported in "Marketing expenses" in the Consolidated Statements of Operations. Marketing expenses consist of performance marketing expenses and brand marketing expenses. These expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) affiliate programs; (3) referrals from meta-search websites; and (4) online and offline brand marketing. Performance marketing expenses are expenses generally measured by return on investment or an increase in bookings over a specified time period and are recognized as incurred. Brand marketing expenses are expenses incurred to build brand awareness over a specified time period. These expenses consist primarily of television advertising and online video and display advertising (including the airing of the Company's television advertising online), as well as other marketing expenses such as public relations and sponsorships. Brand marketing expenses are generally recognized as incurred with the exception of advertising production costs, which are deferred and expensed the first time the advertisement is displayed or broadcast.

Sales and Other Expenses
Sales and other expenses are generally variable in nature and consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center and other customer services; (3) digital services taxes and other similar taxes (4) chargeback provisions and fraud prevention expenses associated with merchant transactions; (5) provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers; and (6) customer relations costs.

Personnel Expenses
Personnel expenses consist of compensation to the Company's personnel, including salaries, bonuses, and stock-based compensation, payroll taxes, and employee health and other benefits.

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

General and Administrative Expenses
General and administrative expenses consist primarily of fees for certain outside professionals, occupancy and office expenses, certain travel transaction taxes, and personnel-related expenses such as travel, relocation, recruiting, and training expenses.

Information Technology Expenses
Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) cloud computing costs and outsourced data center costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating the Company's services.

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

Government Grants and Other Assistance
The Company recognizes government grants in the financial statements when it is probable that the grant will be received and the Company will comply with the conditions of the grant. Government grants are recorded as a reduction in the related operating expense or the cost of the asset that they are intended to defray. The government grants received by the Company during the COVID-19 pandemic have principally been granted to defray personnel costs and were subsequently returned to the respective governments. See Note 20 for information related to government grants and other assistance.

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

Reclassification
In the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, the Company has reclassified certain indirect taxes, primarily digital services taxes, between "General and administrative" expenses and "Sales and other expenses" to conform to the presentation in the Consolidated Statement of Operations for the year ended December 31, 2023. The current presentation of "Sales and other expenses" reflects the aggregation of costs that are generally more likely to vary based on changes in revenues. These reclassifications did not affect previously reported Revenue, Operating income, Income before income taxes, or Net income in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. See Note 21 for additional information on the impact of the reclassification by quarter.

The following table presents the impact of the reclassifications on the Company's Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2022	2021
Sales and other expenses (Prior presentation)	$1,818	$881
Reclassifications	168	98
Sales and other expenses (New presentation)	$1,986	$979

General and administrative (Prior presentation)	$934	$620
Reclassifications	(168)	(98)
General and administrative (New presentation)	$766	$522

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

The Company adopted the accounting standards update on a modified retrospective basis applied to the 0.75% convertible senior notes due May 2025 (see Note 12) resulting in an increase of $30 million to "Retained earnings" as of January 1, 2022. The significant corresponding balance sheet changes as of that date were an increase of $86 million to "Long-term debt" and decreases of $96 million to "Additional paid-in capital" and $21 million to "Deferred income taxes." For the Company's convertible debt, interest expense for the periods beginning on January 1, 2022 is reflected in the financial statements using interest rates that are closer to the coupon interest rate of the debt rather than the higher imputed interest expense that resulted from the separation of conversion features required by legacy U.S. GAAP. See Note 8 for additional information on net income per share calculations.

Other Recent Accounting Pronouncements

Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update related to income taxes that requires companies to provide additional information on the rate reconciliation and additional disclosures about taxes paid. The update requires disclosure of additional categories of information in the tax rate reconciliation table about federal, state and foreign income taxes and more details about certain items that meet a quantitative threshold. Income taxes paid (net of refunds received) are required to be disclosed disaggregated by federal (national), state and foreign taxes and also by jurisdiction based on a quantitative threshold. The update is effective for annual financial statements beginning with the fiscal year 2025. The Company is currently evaluating the impact of the accounting standards update on its Consolidated

Financial Statements.

Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued an accounting standards update that requires companies to provide disclosures of significant segment expenses and other segment items. Disclosures about a reportable segment’s profit or loss and assets that are currently required annually will have to be provided in interim periods also. In addition, companies with a single reportable segment have to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The update is effective for annual financial statements beginning with the fiscal year 2024 and for interim financial statements beginning with the quarter ending March 31, 2025. The Company is currently evaluating the impact of the accounting standards update on its Consolidated Financial Statements.

3.    REVENUE

Disaggregation of Revenue

Revenue by Type of Service

Approximately 89%, 89%, and 87% of the Company's revenues for the years ended December 31, 2023, 2022, and 2021, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each year. The majority of the Company's merchant revenues and substantially all of its agency revenues are from Booking.com's accommodation reservations.

Revenue by Geographic Area

See Note 17 for the information related to revenue by geographic area.

Incentive Programs

At December 31, 2023 and 2022, liabilities of $149 million and $143 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers, including referral bonuses, rebates, credits, discounts, and loyalty programs.

4.    STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective June 3, 2021, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee, non-employee director, and consultant equity awards may be made. At December 31, 2023, there were approximately one million shares of common stock available for future grants under the 1999 Plan.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units, and stock options. Performance share units and restricted stock units are payable in shares of the Company's common stock upon vesting. The Company issues shares of its common stock upon the exercise of stock options. The tax benefit related to stock-based compensation was $52 million, $40 million, and $37 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Restricted Stock Units and Performance Share Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason," or on account of death or disability. The Company grants performance share units to executives and certain other employees, which generally vest at the end of a three-year period (with the exception of certain shorter-term performance share units), subject to certain exceptions for terminations other than for "cause," for "good reason," or on account of death or disability. The number of shares that ultimately vest depends on achieving certain performance metrics, performance goals, stock price increase and/or relative total shareholder return, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

Restricted stock units and performance share units granted by the Company during the years ended December 31, 2023, 2022, and 2021 had an aggregate grant-date fair value of $586 million, $490 million, and $421 million, respectively. Restricted stock units and performance share units that vested during the years ended December 31, 2023, 2022, and 2021 had an aggregate fair value at vesting of $459 million, $400 million, and $395 million, respectively. At December 31, 2023, there was $698 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the activity in restricted stock units and performance share units for employees and non-employee directors during the year ended December 31, 2023:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2022 (1)	280,460	$2,070	143,702	$2,294

Granted (2)	169,409	$2,640	51,941	$2,679
Vested	(141,115)	$2,032	(30,151)	$2,327
Performance shares adjustment (3)			74,776	$2,577
Forfeited	(17,350)	$2,330	(7,242)	$2,267
Unvested at December 31, 2023	291,404	$2,404	233,026	$2,467

(1)    Excludes 14,087 performance share units awarded during the years ended December 31, 2022 and 2021 for which the grant date under ASC 718, Compensation - Stock Compensation, was not established as of December 31, 2022. Among other conditions, for the grant date to be established, a mutual understanding is required to be reached between the Company and the employee of the key terms and conditions of the award, including the performance targets. The performance targets for each of the annual performance periods under the award are set at the beginning of the respective year.
(2)     Includes 9,688 performance share units awarded during the year ended December 31, 2022 and 2021 for which the grant date under ASC 718 was established during the year ended December 31, 2023.
(3)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

Stock Options

The following table summarizes the activity for stock options during the year ended December 31, 2023:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2022	120,813	$1,408	$73	7.3
Exercised (1)	(95,228)	$1,408	$124
Forfeited	(62)	$1,411
Balance, December 31, 2023	25,523	$1,411	$55	6.4
Exercisable at December 31, 2023	25,523	$1,411	$55	6.4
(1)    The stock options exercised during the year ended December 31, 2023 primarily consist of stock options granted to certain employees in May 2020 that vested in March 2023. No stock options were granted to the executive officers of the Company.

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type at December 31, 2023 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$63	$—	$—	$63
U.S. government securities (1)	152	—	(1)	151
Corporate debt securities	365	—	(3)	362
Total short-term investments	$580	$—	$(4)	$576

Long-term investments:
Equity securities:
Equity securities with readily determinable fair values	$715	$—	$(404)	$311
Equity securities of private companies	78	259	(208)	129
Total equity securities	793	259	(612)	440
Total long-term investments	$793	$259	$(612)	$440
(1)    Includes investments in U.S. municipal bonds.

The following table summarizes the Company's investments by major security type at December 31, 2022 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$13	$—	$—	$13
U.S. government securities (1)	131	—	(1)	130
Corporate debt securities	32	—	—	32
Total short-term investments	$176	$—	$(1)	$175

Long-term investments:
Debt securities:
International government securities	$63	$—	$(1)	$62
U.S. government securities (1)	147	—	(3)	144
Corporate debt securities	366	—	(7)	359
Total debt securities	576	—	(11)	565
Equity securities:
Equity securities with readily determinable fair values	1,165	1,352	(446)	2,071
Equity securities of private companies	78	259	(184)	153
Total equity securities	1,243	1,611	(630)	2,224
Total long-term investments	$1,819	$1,611	$(641)	$2,789
(1)    Includes investments in U.S. municipal bonds.
The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The Company's investments in available-for-sale debt securities at December 31, 2023 and 2022, had investment grade credit quality ratings. At December 31, 2023 and 2022, investments in international government securities principally included debt securities issued by the governments of Germany, France, Norway, Canada, and Sweden. At December 31, 2022, the Company’s long-term investments in available-for-sale debt securities had maturity dates between 1 and 2 years.

Equity securities with readily determinable fair values at December 31, 2023 include the Company's investments in DiDi Global Inc. ("DiDi") and Grab Holdings Limited ("Grab"), with fair values of $155 million and $143 million, respectively. At December 31, 2022, equity securities with readily determinable fair values included the Company's investments in Grab, DiDi, and Meituan, with fair values of $136 million, $125 million, and $1.8 billion, respectively. During the year ended December 31, 2023, the Company sold its entire investment in Meituan for $1.7 billion, resulting in a loss of $149 million included in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2023. The cost basis of the Company's investment in Meituan was $450 million. Equity securities with readily determinable fair values are included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized gains (losses) related to these investments included in "Other income (expense), net" in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
DiDi	$30	$(70)	$(205)
Grab	7	(165)	101
Meituan	—	(526)	(731)

The Company invested $200 million in preferred shares of Grab Holdings Inc. Prior to the business combination transaction involving Grab Holdings Inc., Grab and Altimeter Growth Corp. (the "Grab Transaction"), the Company's investment in Grab was classified as a debt security for accounting purposes with the aggregate unrealized gains and losses, net of tax reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. In December 2021, the Company's investment in preferred shares were converted to Class A ordinary shares of Grab and such ordinary shares began publicly trading on the NASDAQ Stock Market. As a result, the Company's investment was classified as equity securities with readily determinable fair values and the aggregate unrealized gains of $265 million was reclassified from "Accumulated other comprehensive loss" in the Consolidated Balance Sheet to "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2021 (see Note 14).

The Company invested $500 million in preferred shares of DiDi. As a result of DiDi's initial public offering in 2021, the Company's investment was converted to Class A ordinary shares and classified as equity securities with readily determinable fair values. In June 2022, DiDi delisted its American Depository Shares ("ADSs") from the New York Stock Exchange. The shares are currently trading in the over-the-counter market with trade prices publicly reported by OTC Markets Group Inc.

The Company's investments in equity securities of private companies at December 31, 2023 and 2022, includes $51 million originally invested in Yanolja Co., Ltd. ("Yanolja"). A new round of funding and certain other transactions in the equity securities of Yanolja were completed in October 2021. As a result of these observable transactions, the Company recorded an unrealized gain of $255 million in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2021 that resulted in an adjusted carrying value of $306 million as of December 31, 2021. The Company evaluated its investment in Yanolja for impairment as of June 30, 2023 and 2022 and recognized impairment charges of $24 million and $184 million during the years ended December 31, 2023 and 2022, respectively (see Note 6). The carrying value of the Company's investment in Yanolja was $98 million and $122 million as of December 31, 2023 and 2022, respectively.

6.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and nonrecurring fair value measurements are categorized below based on the level of inputs to the valuation techniques used to measure fair value (see Note 2) (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,871	$—	$—	$10,871
Certificates of deposit	97	—	—	97
Short-term investments:
International government securities	—	63	—	63
U.S. government securities	—	151	—	151
Corporate debt securities	—	362	—	362
Long-term investments:
Equity securities	311	—	—	311
Derivatives:
Foreign currency exchange derivatives	—	62	—	62
Total assets at fair value	$11,279	$638	$—	$11,917
LIABILITIES:
Foreign currency exchange derivatives	$—	$36	$—	$36

Nonrecurring fair value measurements
Investment in equity securities of a private company (1)	$—	$—	$98	$98
(1)    During the year ended December 31, 2023, the Company's investment in Yanolja was written down to its estimated fair value (see Note 5).

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
(1)    During the year ended December 31, 2022, the Company's investment in Yanolja was written down to its estimated fair value (see Note 5).

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

Investments in private companies measured using Level 3 inputs

The Company's investments measured using Level 3 inputs primarily consist of investments in privately-held companies. Fair values of privately-held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company uses valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. When a financing transaction occurs and represents fair value, the Company also uses the calibration process, as appropriate, when estimating fair value on subsequent measurement dates. Calibration is the process of using observed transactions in the investee company's own instruments to ensure that the valuation techniques that will be employed to value the investee company investment on subsequent measurement dates begin with assumptions that are consistent with the original observed transaction as well as any more recent observed transactions in the instruments issued by the investee company.

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

As of December 31, 2023 and 2022, the Company did not designate any derivatives as hedges for accounting purposes. Gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash provided by operating activities" or "Net cash used in financing activities," as appropriate, in the Consolidated Statements of Cash Flows.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at December 31, 2023 and 2022 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheet.

	December 31,
	2023	2022
Estimated fair value of derivative assets	$62	$65
Estimated fair value of derivative liabilities	36	26

Notional amount:
Foreign currency purchases	$4,907	$2,870
Foreign currency sales	4,200	2,682

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Losses on foreign currency exchange derivatives	$106	$52	$30

Derivatives designated as cash flow hedges

In March 2021, the Company entered into reverse treasury lock agreements with certain financial institutions, with an aggregate notional amount of $1.8 billion and expiration date of March 31, 2021, to hedge the risk of changes in the cash flows related to the planned redemption, in April 2021, of the Senior Notes due April 2025 (the "April 2025 Notes") and the Senior Notes due April 2027 (the "April 2027 Notes") attributable to changes in the underlying U.S. treasury notes' interest rates. The Company designated the reverse treasury lock agreements as cash flow hedges. As of March 31, 2021, the Company recognized unrealized losses of $15 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet. In April 2021, the Company settled the reverse treasury lock agreements for an aggregate amount of $15 million and also redeemed the April 2025 Notes and the April 2027 Notes. The cash flows related to the reverse treasury lock agreements are classified within "Net cash used in financing activities" in the Consolidated Statement of Cash Flows. During the three months ended June 30, 2021, the Company reclassified the losses on the cash flow hedges from "Accumulated other comprehensive loss" in the Consolidated Balance Sheet to "Other income (expense), net" in the Consolidated Statement of Operations, concurrently with the recognition of the losses upon early extinguishment of the April 2025 Notes and the April 2027 Notes (see Note 12).

Other Financial Assets and Liabilities

At December 31, 2023 and 2022, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 12 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at December 31, 2023 and 2022 includes receivables from customers of $1.9 billion and $1.5 billion, respectively, and receivables from payment processors and networks of $1.3 billion and $730 million, respectively. The remaining balance principally relates to receivables from marketing affiliates. The Company's receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $10 million and $29 million, included in "Prepaid expenses, net," and $16 million and $5 million, included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

Significant judgments and assumptions are required to estimate the allowance for expected credit losses and such assumptions may change in future periods, particularly the assumptions related to the business prospects and financial condition of customers and marketing affiliates, including the impact of the COVID-19 pandemic, macroeconomic conditions, inflationary pressures, potential recession, and the Company's ability to collect the receivable or recover the prepayment.

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$117	$101	$166
Provision charged to earnings	169	130	48
Write-offs and adjustments	(152)	(110)	(107)
Foreign currency translation adjustments	3	(4)	(6)
Balance, end of year	$137	$117	$101

In addition to the allowance for expected credit losses on receivables, the Company recorded an allowance for expected credit losses on prepayments to certain customers, which are included in "Prepaid expenses, net" and "Other assets, net" in the Consolidated Balance Sheets, of $17 million and $23 million at December 31, 2023 and 2022, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Weighted-average number of basic common shares outstanding	36,140	39,872	41,042
Weighted-average dilutive stock options, restricted stock units and performance share units	228	151	209
Assumed conversion of convertible senior notes	162	29	111
Weighted-average number of diluted common and common equivalent shares outstanding	36,530	40,052	41,362

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2023 and 2022 consist of the following (in millions):

	December 31,		Estimated Useful Lives (years)
	2023	2022
Capitalized software	$1,096	$900	1 to 7 years
Computer equipment	608	758	2 to 4 years
Leasehold improvements	228	277	Up to 15 years
Office equipment, furniture and fixtures	71	58	1 to 7 years
Total	2,003	1,993
Less: Accumulated depreciation	(1,219)	(1,324)
Property and equipment, net	$784	$669

Depreciation expense was $282 million, $227 million, and $259 million for the years ended December 31, 2023, 2022, and 2021, respectively. Additions to capitalized software during the years ended December 31, 2023, 2022, and 2021 were $229 million, $217 million, and $191 million, respectively.

10.    LEASES

The Company has operating and finance leases for office space, data centers, and computer equipment.

The Company recognized the following related to its leases in its Consolidated Balance Sheets (in millions):

		December 31,
	Classification in Consolidated Balance Sheets	2023	2022
Operating lease assets	Operating lease assets	$705	$645
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$152	$125
Non-current operating lease liabilities	Operating lease liabilities	599	552
Total operating lease liabilities		$751	$677

Finance lease assets	Property and equipment, net	$70	$52
Finance lease liabilities:
Current finance lease liabilities	Accrued expenses and other current liabilities	$34	$21
Non-current finance lease liabilities	Other long-term liabilities	34	32
Total finance lease liabilities		$68	$53

The Company recognized the following costs related to its leases in its Consolidated Statements of Operations (in millions):

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2023	2022	2021
Finance lease cost	Depreciation and amortization	$28	$9	$3
Operating lease cost	General and administrative and Information technology	180	160	185
Variable lease cost	General and administrative and Information technology	82	45	46
Other	General and administrative and Interest expense	(4)	(5)	(3)
Total lease cost		$286	$209	$231

As of December 31, 2023, the future lease payments for operating and finance leases are as follows (in millions):

	Operating Leases	Finance Leases
2024	$176	$36
2025	156	30
2026	96	5
2027	81	—
2028	61	—
Thereafter	320	—
Total future lease payments	890	71
Less: Imputed interest	(139)	(3)
Total lease liabilities	$751	$68

Supplemental cash flow information related to operating and finance leases is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$172	$175	$186
Financing cash flows from finance leases	31	9	2
Operating lease assets obtained in exchange for new operating lease liabilities	200	392	162
Finance lease assets obtained in exchange for new finance lease liabilities	44	50	8

"Operating lease amortization" presented in the operating activities section of the Consolidated Statements of Cash Flows reflects the portion of the operating lease cost from the amortization of the operating lease assets.

At December 31, 2023 and 2022 the weighted-average lease term and discount rate for operating and finance leases are as follows:

	December 31,
	2023	2022
Operating leases:
Weighted-average remaining lease term	8.7 years	9.8 years
Weighted-average discount rate	4.0%	3.2%
Finance leases:
Weighted-average remaining lease term	2.1 years	2.7 years
Weighted-average discount rate	3.1%	2.0%

In September 2016, the Company signed a turnkey agreement to construct a building for Booking.com's headquarters in the Netherlands and acquired a land lease upon signing the turnkey agreement. During the year ended December 31, 2022, the construction of the building was completed and the Company entered into a sale and leaseback transaction whereby the Company transferred ownership of the building and the acquired lease rights to a subsidiary of Deka Immobilien Investment GmbH for an aggregate consideration of approximately $601 million. The Company concurrently entered into an agreement to lease the building from the purchaser for an initial term of 16.5 years, with up to five renewal options of five years each. The initial annual base rent under the lease was $26 million, which will increase annually based on the consumer price index, subject to a specified ceiling. The lease commenced in December 2022 and has been classified by the Company as an operating lease. The Company recognized a gain of $240 million on the sale and leaseback transaction, which was recorded in "Other operating expenses" in the Consolidated Statement of Operations for the year ended December 31, 2022.

11.    GOODWILL AND INTANGIBLE ASSETS

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of KAYAK, OpenTable, and Getaroom. See Note 18 for additional information related to the acquisition of Getaroom in December 2021.

Goodwill

The changes in the balance of goodwill for the years ended December 31, 2023 and 2022 consist of the following (in millions):

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$2,807	$2,887
Foreign currency translation adjustments and other adjustments (1)	19	(80)
Balance, end of year (2)	$2,826	$2,807
(1)    During the year ended December 31, 2022, measurement period adjustments relating to the acquisition of Getaroom resulted in a decrease to goodwill of $38 million.
(2)    The balance of goodwill as of December 31, 2023 and 2022 is stated net of cumulative impairment charges of $2 billion.

At September 30, 2023, the Company performed its annual goodwill impairment test and concluded that there was no impairment of goodwill.

Intangible Assets

The Company's intangible assets consist of the following (in millions):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Trade names	$1,812	$(911)	$901	$1,806	$(812)	$994	3 - 20 years
Supply and distribution agreements	1,402	(759)	643	1,386	(658)	728	3 - 20 years
Other intangible assets	330	(261)	69	330	(223)	107	Up to 20 years
Total intangible assets	$3,544	$(1,931)	$1,613	$3,522	$(1,693)	$1,829

Amortization expense for intangible assets was $222 million, $224 million, and $162 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The estimated future annual amortization expense for the Company's intangible assets at December 31, 2023 is as follows (in millions):

2024	$222
2025	214
2026	180
2027	170
2028	169
Thereafter	658
$1,613

12.    DEBT

Revolving Credit Facility

In May 2023, the Company entered into a five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility extends a revolving line of credit of up to $2 billion to the Company and provides for the issuance of up to $80 million of letters of credit, as well as up to $100 million of borrowings on same-day notice, referred to as swingline loans. Other than the swingline loans, which are available only in U.S. Dollars, the revolving loans and the letters of credit are available in U.S. Dollars, Euros, Pounds Sterling, and any other currency agreed to by the administrative agent and each of the lenders. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow.

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

Upon entering into this new revolving credit facility, the Company terminated the $2 billion five-year revolving credit facility entered into in August 2019. At December 31, 2023 there were no borrowings outstanding and $18 million of letters of credit issued under the new revolving credit facility. At December 31, 2022, there were no borrowings outstanding and $14 million of letters of credit issued under the prior revolving credit facility.

Outstanding Debt

Outstanding debt consists of the following (in millions):

	December 31, 2023		December 31, 2022
	Outstanding Principal Amount	Carrying Value (1)	Outstanding Principal Amount	Carrying Value (1)
2.75% Senior Notes due March 2023 (2)	$—	$—	$500	$500
2.375% (€1 Billion) Senior Notes due September 2024 (3)	1,105	1,104	1,067	1,064
3.65% Senior Notes due March 2025	500	499	500	499
0.1% (€950 Million) Senior Notes due March 2025	1,050	1,048	1,014	1,011
0.75% Convertible Senior Notes due May 2025 (3)	862	857	863	854
3.6% Senior Notes due June 2026	1,000	998	1,000	997
4.0% (€750 Million) Senior Notes due November 2026	828	825	800	797
1.8% (€1 Billion) Senior Notes due March 2027	1,105	1,103	1,067	1,065
3.55% Senior Notes due March 2028	500	499	500	498
0.5% (€750 Million) Senior Notes due March 2028	828	825	800	797
3.625% (€500 Million) Senior Notes due November 2028	552	549	—	—
4.25% (€750 Million) Senior Notes due May 2029	828	823	800	794
4.625% Senior Notes due April 2030	1,500	1,492	1,500	1,491
4.5% (€1 Billion) Senior Notes due November 2031	1,105	1,098	1,067	1,060
4.125% (€1.25 Billion) Senior Notes due May 2033	1,381	1,367	—	—
4.75% (€1 Billion) Senior Notes due November 2034	1,105	1,097	1,067	1,058
Total outstanding debt	$14,249	$14,184	$12,545	$12,485
Short-term debt	1,967	1,961	500	500
Long-term debt	$12,282	$12,223	$12,045	$11,985
(1)    The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $65 million and $60 million as of December 31, 2023 and 2022, respectively.
(2)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2022.
(3)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2023.

Fair Value of Debt

At December 31, 2023 and 2022, the estimated fair value of the outstanding debt was approximately $15.2 billion and $12.4 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 2). The fair values were estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2023 primarily relates to the conversion premium on the convertible senior notes due in May 2025. As of December 31, 2022, the outstanding principal amount of the Company's debt exceeds the fair value of debt mainly due to the increase in interest rates partially offset by the conversion premium on the convertible senior notes due in May 2025.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to the issuance. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. Based on the closing sales prices of the Company's common stock for the prescribed measurement periods, the May 2025 Notes were convertible at the option of the holder starting the second calendar quarter of 2023 and continue to be convertible during the first calendar quarter of 2024. The May 2025 Notes are classified as "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2023 and "Long-term debt" in the Consolidated Balance Sheet as of December 31, 2022. At December 31, 2023 and 2022, the estimated fair value of the May 2025 Notes was $1.6 billion and $1.2 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 2).

In August 2014, the Company issued $1 billion aggregate principal amount of convertible senior notes due September 2021 with an interest rate of 0.9% (the "September 2021 Notes"). In September 2021, in connection with the maturity of these notes, the Company paid $1 billion to satisfy the aggregate principal amount due and paid an additional $86 million conversion premium in excess of the principal amount.

Prior to January 1, 2022, cash-settled convertible debt, such as the Company's convertible senior notes, were separated into debt and equity components at issuance and each component was assigned a value. The value assigned to the debt component was the estimated fair value, at the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, was recorded as a debt discount. Debt discount was amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the borrowing rates at debt origination to be 4.10% for the May 2025 Notes, considering its credit rating and similar debt of the Company or comparable corporate issuers without the conversion feature. The yield to maturity was estimated at an at-market coupon priced at par. Debt discount after tax of $100 million ($130 million before tax) related to the May 2025 Notes less debt issuance costs allocated to the equity component was recorded in additional paid-in capital in the balance sheet at debt origination. On January 1, 2022, the Company adopted the new accounting standards update relating to convertible instruments (see Note 2). The adoption of the new accounting standards update resulted in a decrease of $26 million in "Interest expense" and an increase in "Income before income taxes" in the Consolidated Statement of Operations for the year ended December 31, 2022. For the year ended December 31, 2021, interest expense related to the convertible senior notes consisted primarily of the amortization of debt discount and debt issuance costs of $43 million. For the years ended December 31, 2023, 2022, and 2021, the weighted-average effective interest rate related to the convertible senior notes was 1.2%, 1.2%, and 3.8%, respectively.

Other Senior Notes

The following table summarizes the information related to other senior notes outstanding at December 31, 2023:

Other Senior Notes	Date of Issuance	Effective Interest Rate (1)	Timing of Interest Payments
2.375% Senior Notes due September 2024	September 2014	2.54%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.76%	Semi-annually in March and September
0.1% Senior Notes due March 2025	March 2021	0.30%	Annually in March
3.6% Senior Notes due June 2026	May 2016	3.70%	Semi-annually in June and December
4.0% Senior Notes due November 2026	November 2022	4.08%	Annually in November
1.8% Senior Notes due March 2027	March 2015	1.86%	Annually in March
3.55% Senior Notes due March 2028	August 2017	3.63%	Semi-annually in March and September
0.5% Senior Notes due March 2028	March 2021	0.63%	Annually in March
3.625% Senior Notes due November 2028	May 2023	3.74%	Annually in November
4.25% Senior Notes due May 2029	November 2022	4.35%	Annually in May
4.625% Senior Notes due April 2030	April 2020	4.72%	Semi-annually in April and October
4.5% Senior Notes due November 2031	November 2022	4.57%	Annually in November
4.125% Senior Notes due May 2033	May 2023	4.26%	Annually in May
4.75% Senior Notes due November 2034	November 2022	4.81%	Annually in November
(1)    Represents the coupon interest rate adjusted for deferred debt issuance costs, premiums or discounts existing at the origination of the debt.

The proceeds from the issuance of the senior notes issued in May 2023 are available for general corporate purposes, including to repurchase shares of the Company's common stock.

A portion of the proceeds from the senior notes issued in November 2022 (the "November 2022 Notes") was used to repay $500 million on the maturity of the Senior Notes due March 2023 and $778 million on the maturity of the Senior Notes due November 2022. In addition, the Company paid the applicable accrued and unpaid interest relating to these senior notes. The remaining proceeds from the issuance of the November 2022 notes are available to be used for general corporate purposes.

In March 2022, the Company repaid $1.1 billion on the maturity of Senior Notes due March 2022. In addition, the Company paid the applicable accrued and unpaid interest relating to these senior notes.

In April 2021, the Company used the proceeds from the issuance of the senior notes issued in March 2021 to pay $1.1 billion and $868 million to redeem the April 2025 Notes and the April 2027 Notes, respectively. In addition, the Company paid the applicable accrued and unpaid interest relating to these senior notes. The Company recorded a loss, before tax, of $242 million in the Consolidated Statement of Operations for the year ended December 31, 2021, on the early extinguishment of these senior notes (see Note 6).

Interest expense related to other senior notes consists primarily of coupon interest expense of $409 million, $241 million, and $257 million for the years ended December 31, 2023, 2022, and 2021, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date. "Interest expense" in the Consolidated Statements of Operations also includes interest expense related to the Company's cash management activities (with related income recorded in "Other income (expense), net" in the Consolidated Statements of Operations).

Each of the Company's senior notes are unsecured and rank equally in right of payment with all of the Company's other senior unsecured notes.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the years ended December 31, 2023 and 2022, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $3.1 billion to $8.4 billion and from $4.2 billion to $6.2 billion, respectively. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

13.    TREASURY STOCK AND DIVIDENDS

At December 31, 2022, the Company had a total remaining authorization of $3.9 billion related to a program authorized by the Company's Board of Directors ("the Board") in 2019 to repurchase up to $15 billion of the Company's common stock. In the first quarter of 2023, the Board authorized an additional program to repurchase up to $20 billion of the Company's common stock. At December 31, 2023, the Company had a total remaining authorization of $13.7 billion to repurchase its common stock. The Company expects to complete the share repurchases under the remaining authorization by the end of 2026, assuming no major downturn in the travel market. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the years ended December 31, 2023, 2022, and 2021 (in millions, except for shares, which are reflected in thousands):

	Year Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	3,660	$10,249	3,320	$6,526	—	$—
General authorization for shares withheld on stock award vesting	72	194	80	167	71	162
Total	3,732	$10,443	3,400	$6,693	71	$162

Stock repurchases of $40 million in December 2023 were settled in January 2024. Stock repurchases of $70 million in December 2022 were settled in January 2023. For the years ended December 31, 2023, 2022, and 2021, the Company remitted employee withholding taxes of $194 million, $165 million, and $163 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each year due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Consolidated Statements of Cash Flows.

Effective January 1, 2023, the Inflation Reduction Act of 2022 has mandated a 1% excise tax on share repurchases. Excise tax obligations that result from the Company's share repurchases are accounted for as a cost of the treasury stock transaction. As of December 31, 2023, the Company recorded an estimated excise tax liability of $96 million for stock repurchases during the year ended December 31, 2023, which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.

On January 25, 2024, the Board adopted a dividend policy pursuant to which the Company intends to pay quarterly cash dividends on its common stock. Declaration of dividends pursuant to the policy will be subject to the Board’s consideration of, among other things, the Company's financial performance, cash flows, capital needs, and liquidity. Pursuant to the dividend policy, on February 16, 2024 the Board declared a quarterly cash dividend of $8.75 per share of common stock, payable on March 28, 2024 to stockholders of record as of the close of business on March 8, 2024.

14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the years ended December 31, 2021, 2022, and 2023 (in millions):

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges (1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$—	$—	$—	$3	$(32)	$(29)	$(118)

Other comprehensive (loss) income ("OCI") before reclassifications	(287)	20	275	(65)	(57)	(15)	4	(11)	265	(62)	203	135
Amounts reclassified to net income (4) (5)	—	—	—	—	—	15	(4)	11	(265)	93	(172)	(161)
OCI for the period	(287)	20	275	(65)	(57)	—	—	—	—	31	31	(26)
Balance, December 31, 2021	$(276)	$67	$91	$(28)	$(146)	$—	$—	$—	$3	$(1)	$2	$(144)
OCI for the period	(303)	26	219	(53)	(111)	—	—	—	(16)	4	(12)	(123)
Balance, December 31, 2022	$(579)	$93	$310	$(81)	$(257)	$—	$—	$—	$(13)	$3	$(10)	$(267)
OCI for the period	42	1	(139)	33	(63)	—	—	—	9	(2)	7	(56)
Balance, December 31, 2023	$(537)	$94	$171	$(48)	$(320)	$—	$—	$—	$(4)	$1	$(3)	$(323)
(1)    Relates to the reverse treasury lock agreements entered in March 2021 that were designated as cash flow hedges and settled in April 2021 (see Note 6).
(2)    Net investment hedges balance at December 31, 2023 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Notes 2 and 12).
(3)    The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the Tax Act.
(4)    The reclassified net gains (losses) on available-for-sale securities, before tax, are included in "Other income (expense), net" and the reclassified tax (expenses) benefits are included in "Income tax expense" in the Consolidated Statement of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method. For the year ended December 31, 2021, the reclassified tax expenses include a tax expense of $31 million, related to the redemption in December 2021 of the Company's investment of $500 million in Trip.com Group convertible senior notes.
(5)    For the year ended December 31, 2021, amounts reclassified to net income includes a gain of $203 million ($265 million before tax) related to the Company's investment in Grab, which was reclassified from available-for-sale debt securities to equity securities with readily determinable fair values (see Note 5).

15.    INCOME TAXES

The composition of pre-tax income (loss) for the years ended December 31, 2023, 2022, and 2021 is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
International	$6,119	$4,717	$1,937
U.S.	(638)	(794)	(472)
Total	$5,481	$3,923	$1,465

Provision for Income Taxes

The composition of income tax expense for the years ended December 31, 2023, 2022, and 2021 is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense (benefit):
International	$1,371	$1,145	$665
U.S. Federal	291	(8)	68
U.S. State	8	(15)	12
Current income tax expense (benefit):	1,670	1,122	745
Deferred income tax (benefit) expense:
International	(47)	(61)	(103)
U.S. Federal	(411)	(172)	(323)
U.S. State	(20)	(24)	(19)
Deferred income tax (benefit) expense	(478)	(257)	(445)
Income tax expense	$1,192	$865	$300

Income tax liabilities of $1 billion and $880 million are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.

U.S. Tax Reform

In December 2017, the Tax Act was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years. In 2023, the Company adjusted its income tax expense that was recorded during the year ended December 31, 2017 relating to the federal one-time deemed repatriation liability. This expense resulted from the closing of the 2017 and 2018 U.S federal income tax audits. Under the Tax Act, the Company's future cash generated by the Company's international operations can generally be repatriated without further U.S. federal income tax, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by the Company. The Tax Act also introduced in 2018 a tax on 50% of GILTI, which is income determined to be in excess of a specified routine rate of return, and a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base. The Company has adopted an accounting policy to treat taxes on GILTI as period costs.

Deferred Income Taxes

The Company utilized $309 million of its U.S. NOLs to reduce its U.S. federal tax liability for the deemed repatriation tax. After utilization of available NOLs, at December 31, 2023, the Company had U.S. federal NOLs of $353 million, the majority of which do not have an expiration date, and U.S. state NOLs of $259 million, which mainly begin to expire in years ending December 31, 2032 and forward. In addition, at December 31, 2023, the Company had $970 million of non-U.S. NOLs, the majority of which do not have an expiration date, and $45 million of U.S. research tax credit and foreign tax credit carryforwards available to reduce future tax liabilities.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward — U.S.	$89	$95
Net operating loss carryforward — International	200	176
Accrued expenses	70	74
Stock-based compensation and other stock-based payments	47	36
Unrealized losses on investments	83	—
Foreign currency translation adjustments	66	83
Tax credits	39	35
Operating lease liabilities	20	29
Property and equipment	195	126
Other	16	7
Total deferred tax assets	825	661
Valuation allowance on deferred tax assets	(114)	(120)
Deferred tax assets, net	711	541
Deferred tax liabilities:
Intangible assets and other	(140)	(174)
Euro-denominated debt	(11)	(84)
State income tax on accumulated unremitted international earnings	(6)	(8)
Unrealized gains on investments	—	(202)
Operating lease assets	(19)	(26)
Installment sale liability	(118)	(119)
Deferred tax liabilities	(294)	(613)
Net deferred tax assets (liabilities) (1)	$417	$(72)
(1)    Includes deferred tax assets of $675 million and $613 million at December 31, 2023 and 2022, respectively, included in "Other assets, net" in the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets at December 31, 2023 includes $30 million related to international operations and $84 million primarily related to certain unrealized losses on equity securities. The valuation allowance on deferred tax assets at December 31, 2022 includes $29 million related to international operations and $91 million primarily related to certain unrealized losses on equity securities and Connecticut NOLs. The decrease in the valuation allowance is primarily related to deferred tax assets generated from certain unrealized losses on equity securities and Connecticut NOLs.

The Company does not intend to indefinitely reinvest its international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as GILTI.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings is generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate was 7%. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of

Booking.com's earnings during the years ended December 31, 2023, 2022, and 2021 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 21% for the years ended December 31, 2023, 2022, and 2021 as a result of the following items (in millions):

	Year Ended December 31,
	2023	2022	2021
Income tax expense at U.S. federal statutory rate	$1,151	$824	$308
Adjustment due to:
Foreign rate differential	307	264	137
Innovation Box Tax benefit	(544)	(452)	(230)
Stock-based compensation	59	42	37
Federal GILTI	24	10	17
State income tax benefit	(9)	(31)	(6)
Valuation allowance	(4)	87	(19)
Uncertain tax positions	14	72	39
Fines and penalties	144	2	1
Other	50	47	16
Income tax expense	$1,192	$865	$300

Uncertain Tax Positions

The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefit — January 1	$184	$120	$84
Gross increases — tax positions in current period	16	3	14
Gross increases — tax positions in prior periods	22	94	44
Gross decreases — tax positions in prior periods	(5)	(33)	(19)
Reduction due to lapse in statute of limitations	(3)	—	—
Reduction due to settlements during the current period	(147)	—	(3)
Unrecognized tax benefit — December 31	$67	$184	$120

The decrease in unrecognized tax benefits, as well as gross interest and penalties, primarily relates to the settlement by Booking.com of certain French tax matters (see Note 16). The majority of unrecognized tax benefits are included in "Other assets, net" and "Other long-term liabilities" in the Consolidated Balance Sheet as of December 31, 2023. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate are $47 million as of December 31, 2023. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next 12 months. As of December 31, 2023 and 2022, total gross interest and penalties accrued was $7 million and $43 million, respectively. See Note 16 for more information regarding tax contingencies.

The Company's major taxing jurisdictions include: the Netherlands, United States, Singapore, and United Kingdom. The statutes of limitations that remain open related to these major tax jurisdictions are: the Company's Netherlands returns for 2018 and forward, U.S. federal returns for 2020 and forward, Singapore returns from 2018 and forward, and U.K. returns for 2020 and forward.

16.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

Online travel platforms have been the subject of investigations or inquiries by national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues, or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company is involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers are anti-competitive because they require partners to provide Booking.com with rates, conditions, and availability at least as favorable as those offered to other OTCs or by the partner itself. To resolve certain of the parity-related investigations, the Company has from time to time made commitments regarding future business practices or activities, such as agreeing to narrow the scope of its parity clauses. These investigations have resulted in fines and the Company could incur additional fines and/or be restricted in certain of its business practices in the future.
In October 2022, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other OTCs. In January 2024, the CNMC notified Booking.com of its draft decision to impose a fine of 486 million Euros and to restrict certain business practices such as those relating to parity provisions and criteria that Booking.com can use to determine how to rank hotels in its display to customers. The amount of the draft fine is based on Booking.com’s historical revenues and it is possible the final amount may be increased when the decision is finalized, which is expected by July 2024. Booking.com does not agree with the rationale stated in the draft decision and certain of the restrictions sought to be imposed, and is continuing to engage with the CNMC prior to the decision being finalized. If the draft decision were to become final, Booking.com plans to challenge aspects of the fine, decision, and/or restrictions. Although the Company disagrees with the rationale stated in the draft decision, the Company accrued a loss of 486 million Euros ($530 million) related to it, which is included in "General and administrative" expenses in the Consolidated Statement of Operations for the year ended December 31, 2023. The related liability is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2023. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com may be required to make other commitments, such as reducing its commissions in Switzerland. In July 2023, the Polish Office of Competition and Consumer Protection opened an investigation into Booking.com's identification of private and professional hosts and its messaging in relation to obligations owed to consumers. If any of the investigations were to find that Booking.com practices violated the respective laws, Booking.com may face significant fines, restrictions on its business practices, and/or be required to make other commitments.

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

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately 251 million Euros ($277 million) for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. Based on the Company's expectation that the Italian assessments for 2013 through 2018, and any transfer pricing assessments received for subsequent open years, will be settled through the MAP process, and after considering potential resolution amounts, 33 million Euros ($36 million) have been reflected in net unrecognized tax benefits, the majority of which is recorded to "Other assets, net" in the Consolidated Balance Sheet at December 31, 2023. This unrecognized tax benefit is partially offset by a deferred income tax benefit of 15 million Euros ($17 million). As of December 31, 2023, the Company made prepayments of 74 million Euros ($82 million) to the Italian tax authorities to forestall collection enforcement pending the appeal phase of the case. The payments do not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. The payments are included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report recommending that a formal tax assessment of 154 million Euros ($170 million), plus interest and penalties, be made on Booking.com BV for value-added taxes ("VAT") related to commissions charged to certain Italian accommodation providers from 2013 to 2019. In connection with the Tax Audit Report, the Genoa Public Prosecutor requested certain Booking.com tax information and related data. The Company is cooperating with regard to that request. While the Company continues to believe that Booking.com has been compliant with applicable VAT laws, in July 2023, the Company entered into an agreement with the Italian tax authorities and paid approximately 93 million Euros ($103 million) to settle the issues raised in the Tax Audit Report for the periods 2013 through 2022.

In December 2022, the Company entered into an agreement with the French tax authorities to settle all the income and
VAT assessments for the years 2006 through 2018 that were issued to Booking.com for a total amount of approximately
153 million Euros ($163 million). The settlement amount was reflected in unrecognized tax benefits as of December 31, 2022.

The Company is also involved in other tax-related audits, investigations, and litigation relating to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), withholding taxes, and other taxes. Any taxes or assessments in excess of the Company's tax provisions, including the resolution of any tax proceedings or litigation, could have a material adverse impact on the Company's results of operations, cash flows, and financial condition. In some cases, assessments may be significantly in excess of the Company's tax provisions, particularly in instances where the Company does not agree with the tax authority's assessment of how the tax laws may apply to the Company's business.

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which it is currently participating. BPF instituted legal proceedings and in 2016 the District Court of Amsterdam rejected all of BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking did not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com B.V. met the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal to assess the other defenses brought forward by the Company. In January 2024, that Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999. The Company is considering an appeal of the decision on various grounds, such as whether the court applied the proper legal criteria in assessing whether Booking.com B.V. falls within the scope of the mandatory pension scheme, and whether the statute of limitations may further reduce the retroactive period. Although the Company disagrees with the decision, it accrued a loss of 253 million Euros ($276 million), included in "Personnel" expenses in the Consolidated Statement of Operations for the year ended December 31, 2023. The related liability is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2023. Even in the event the Company pursues an appeal, on a go-forward basis, Booking.com B.V. expects to begin paying pension premiums to the BPF scheme or to increase contributions to employees under its existing pension scheme.

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

Other Contractual Obligations and Contingencies

The Company had $533 million and $452 million of standby letters of credit and bank guarantees issued on behalf of the Company as of December 31, 2023 and 2022, respectively, including those issued under the revolving credit facility. These are obtained primarily for regulatory purposes. See Note 12 for information related to letters of credit issued under the revolving credit facility.

Booking.com offers partner liability insurance that provides protection to certain accommodation partners ("home partners") in instances where a reservation has been made via Booking.com. The partner liability insurance may provide those home partners (both owners and property managers) coverage up to $1 million equivalent per occurrence, subject to limitations and exclusions, against third-party lawsuits claims for bodily injury, or third party personal property damage that occurred during a stay booked through Booking.com. Booking.com retains certain financial risks related to this insurance offering, which is underwritten by third party insurance companies.

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

	United States	Outside of the U.S.		Total Company
For the year ended:		The Netherlands	Other
December 31, 2023	$2,327	$17,014	$2,024	$21,365
December 31, 2022	2,205	13,428	1,457	17,090
December 31, 2021	1,434	8,678	846	10,958

The following table presents information on the Company's property and equipment (excluding capitalized software) and operating lease assets based on location of the assets at December 31, 2023 and 2022 (in millions):

	United States	Outside of the U.S.			Total Company
		The Netherlands	United Kingdom	Other
December 31, 2023	$127	$476	$209	$229	$1,041
December 31, 2022	143	445	125	213	926

18.    ACQUISITIONS

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

19.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net included the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest and dividend income	$1,020	$219	$16
Net losses on equity securities (1)	(131)	(963)	(569)
Foreign currency transaction (losses) gains (2)	(348)	(43)	111
Loss on early extinguishment of debt (3)	—	—	(242)
Other (4)	2	(1)	(13)
Other income (expense), net	$543	$(788)	$(697)
(1)    See Note 5 for additional information related to the net losses on equity securities and Note 6 for additional information related to impairments of an investment in equity securities.
(2)    Foreign currency transaction (losses) gains include losses of $163 million and gains of $46 million and $135 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 12).
(3)    See Note 12 for additional information related to the loss on early extinguishment of debt.
(4)    The amount for the year ended December 31, 2021 includes losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 6).

20.    OTHER

Other Operating Expenses

During the year ended December 31, 2022, the Company entered into a sale and leaseback transaction related to Booking.com's headquarters building and recognized a gain of $240 million on the transaction, which was recorded in "Other operating expenses" in the Consolidated Statement of Operations for the year ended December 31, 2022 (see Note 10).

During the year ended December 31, 2022, the Company transferred certain customer service operations of Booking.com to Majorel Group Luxembourg S.A. resulting in a loss of $41 million included in "Other operating expenses" in the Consolidated Statement of Operations for the year ended December 31, 2022.

Government Grants and Other Assistance

During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company participated in various government aid programs to help businesses during the COVID-19 pandemic and recognized, in the aggregate, government grants and other assistance benefits of $131 million, principally recorded as a reduction of "Personnel" expenses in the Consolidated Statements of Operations for the respective periods. In June 2021, in light of the improving booking trends in certain countries, the Company announced its intention to voluntarily return assistance received through various government aid programs and completed the repayments by December 31, 2021. For the year ended December 31, 2021 the Company recorded expenses of $137 million in the Consolidated Statement of Operations, principally in "Personnel" expenses, to reflect the voluntary repayment of such assistance. The Company repaid $107 million during the year ended December 31, 2021.

Terminated Acquisition

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group. The completion of the acquisition was subject to certain closing conditions, including regulatory approvals. In September 2023, the European Commission announced its decision to prohibit the acquisition and consequently a termination fee of 85 million Euros ($90 million) was paid by the Company in October 2023 and is recorded in "General and administrative" expenses in the Consolidated Statement of Operations for the year ended December 31, 2023.

Consolidated Statements of Cash Flows: Additional Information

Restricted cash and cash equivalents are restricted through legal contracts or regulations. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2023	2022
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$12,107	$12,221
Restricted cash and cash equivalents (1)	28	30
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$12,135	$12,251
(1)    Included in "Other current assets" in the Consolidated Balance Sheets and principally consist of amounts relating to the Company's travel-related insurance business.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $50 million, $48 million, and $51 million for the years ended December 31, 2023, 2022, and 2021, respectively. See Note 13 for additional information on noncash financing activity related to the excise tax on share repurchases.

Benefit Plans

The Company maintains a defined contribution 401(k) savings plan covering certain U.S. employees. The Company also participates in certain defined contribution plans outside of the United States for which it provides contributions for eligible employees. The Company's contributions during the years ended December 31, 2023, 2022, and 2021 were $55 million, $40 million, and $32 million, respectively. In addition, "Personnel" expenses in the Consolidated Statement of Operations for the year ended December 31, 2023 includes an accrual of $276 million related to the Netherlands pension fund matter (see Note 16).

Accrued expenses and other current liabilities

Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets at December 31, 2023 and 2022 are accrued liabilities of $587 million and $526 million, respectively, related to marketing expenses and $634 million and $518 million, respectively, related to personnel expenses. In addition, "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet at December 31, 2023 includes an accrual of $276 million related to the Netherlands pension fund matter (see Note 16).

21.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company has reclassified certain indirect taxes, primarily digital services taxes, between "General and administrative" expenses and "Sales and other expenses". See Note 2 for additional information. These reclassifications did not affect the previously reported quarterly Revenue, Operating income (loss), Income (loss) before income taxes, or Net income (loss) in the Unaudited Consolidated Statements of Operations. The following table presents the impact of the reclassifications by quarter on "Sales and other expenses" and "General and administrative" expenses in the Unaudited Consolidated Statements of Operations (in millions):

	Quarter ended				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
2023
Sales and other expenses (Prior presentation)	$542	$666	$723	$597	$2,528
Reclassifications	28	51	84	53	216
Sales and other expenses (New presentation)	$570	$717	$807	$650	$2,744

General and administrative (Prior presentation)	$289	$304	$387	$791	$1,771
Reclassifications	(28)	(51)	(84)	(53)	(216)
General and administrative (New presentation)	$261	$253	$303	$738	$1,555

2022
Sales and other expenses (Prior presentation)	$339	$465	$540	$474	$1,818
Reclassifications	24	38	69	37	168
Sales and other expenses (New presentation)	$363	$503	$609	$511	$1,986

General and administrative (Prior presentation)	$158	$207	$262	$307	$934
Reclassifications	(24)	(38)	(69)	(37)	(168)
General and administrative (New presentation)	$134	$169	$193	$270	$766

Booking Holdings Inc.
Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.)
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,752	$4,110
Receivables from subsidiaries	106	23
Other current assets	22	17
Total current assets	1,880	4,150
Loans receivable from subsidiaries	1,119	1,116
Investment in subsidiaries	10,294	11,651
Other assets	29	12
Total assets	$13,322	$16,929
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Payables to subsidiaries	$19	$10
Accrued expenses and other current liabilities	336	207
Short-term debt	1,961	500
Total current liabilities	2,316	717
Loans payable to subsidiaries	1,404	1,290
Other long-term liabilities	123	155
Long-term debt	12,223	11,985
Total liabilities	16,066	14,147
Commitments and contingencies
Total stockholders' (deficit) equity	(2,744)	2,782
Total liabilities and stockholders' (deficit) equity	$13,322	$16,929

See Notes to Condensed Financial Statements.

Booking Holdings Inc.
Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Revenues	$—	$—	$—
Operating expenses	299	225	201
Operating loss	(299)	(225)	(201)
Interest expense	(495)	(284)	(319)
Other income (expense), net	—	116	(121)
Equity in earnings (losses) of subsidiaries, net of tax	5,074	3,442	1,743
Income before income taxes	4,280	3,049	1,102
Income tax benefit	(9)	(9)	(63)
Net income	$4,289	$3,058	$1,165
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(63)	(111)	(57)
Net unrealized gains (losses) on available-for-sale securities	7	(12)	31
Total other comprehensive loss, net of tax	(56)	(123)	(26)
Comprehensive income	$4,233	$2,935	$1,139

See Notes to Condensed Financial Statements.

Booking Holdings Inc.
Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$6,464	$3,695	$(250)
INVESTING ACTIVITIES:
Proceeds from internal transfers of subsidiaries	—	174	522
Acquisitions	—	—	(1,296)
Dividends received	107	3,087	72
Other investing activities	(128)	(102)	(88)
Net cash (used in) provided by investing activities	(21)	3,159	(790)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,893	3,621	2,015
Payments on maturity and redemption of debt	(500)	(1,880)	(3,068)
Payments for repurchase of common stock	(10,377)	(6,621)	(163)
Proceeds from exercise of stock options	134	7	5
Other financing activities	49	47	(115)
Net cash used in financing activities	(8,801)	(4,826)	(1,326)
Net (decrease) increase in cash and cash equivalents	(2,358)	2,028	(2,366)
Total cash and cash equivalents, beginning of period	4,110	2,082	4,448
Total cash and cash equivalents, end of period	$1,752	$4,110	$2,082

See Notes to Condensed Financial Statements.

Booking Holdings Inc.
Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
These condensed parent company-only financial statements of Booking Holdings Inc. (the "Parent"), are prepared on a "parent company-only" basis and have been derived from and should be read in conjunction with the consolidated financial statements and related notes of Booking Holdings Inc. and subsidiaries included in Part IV, Item 15 of this Annual Report on Form 10-K (the "Consolidated Financial Statements"). Under a parent company-only presentation, investments in the parent's subsidiaries are accounted for under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

2. DEBT
See Note 12 to the Consolidated Financial Statements for additional information on the 2023 revolving credit facility and information on the Parent's outstanding debt.

3. DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to the Parent by the subsidiaries were $7.3 billion, $7.3 billion, and $339 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are classified within "Net cash provided by (used in) operating activities" or "Net cash (used in) provided by investing activities," as appropriate, in the Condensed Statements of Cash Flows.

4. GUARANTEES
The Parent had $389 million and $363 million of guarantees issued on behalf of the Parent's subsidiaries as of December 31, 2023 and 2022, respectively, which are primarily related to arrangements with payment processors and networks.

5. OTHER
In the Condensed Statement of Cash Flows for the year ended December 31, 2021, "Acquisitions" within the investing activities section include a loan of $500 million to a subsidiary in relation to an acquisition.