Form 10-Q
period 2024-06-30
Booking Holdings Inc.
filed 2024-08-01
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock outstanding at July 25, 2024:

Common Stock, par value $0.008 per share	33,524,388
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2024

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,290	$12,107
Short-term investments (Available-for-sale debt securities: Amortized cost of $37 and $580, respectively)	37	576
Accounts receivable, net (Allowance for expected credit losses of $111 and $137, respectively)	3,814	3,253
Prepaid expenses, net	670	644
Other current assets	482	454
Total current assets	21,293	17,034
Property and equipment, net	875	784
Operating lease assets	637	705
Intangible assets, net	1,498	1,613
Goodwill	2,814	2,826
Long-term investments	468	440
Other assets, net	956	940
Total assets	$28,541	$24,342
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,928	$3,480
Accrued expenses and other current liabilities	3,900	4,635
Deferred merchant bookings	6,931	3,254
Short-term debt	3,447	1,961
Total current liabilities	18,206	13,330
Deferred income taxes	264	258
Operating lease liabilities	529	599
Long-term U.S. transition tax liability	257	515
Other long-term liabilities	200	161
Long-term debt	13,361	12,223
Total liabilities	32,817	27,086
Commitments and contingencies (see Note 13)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,258,892 and 64,048,000, respectively	—	—
Treasury stock: 30,622,956 and 29,650,351 shares, respectively	(44,958)	(41,426)
Additional paid-in capital	7,479	7,175
Retained earnings	33,527	31,830
Accumulated other comprehensive loss	(324)	(323)
Total stockholders' deficit	(4,276)	(2,744)
Total liabilities and stockholders' deficit	$28,541	$24,342

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Merchant revenues	$3,446	$2,770	$5,834	$4,522
Agency revenues	2,144	2,429	3,907	4,211
Advertising and other revenues	269	263	533	507
Total revenues	5,859	5,462	10,274	9,240
Operating expenses:
Marketing expenses	1,939	1,801	3,549	3,318
Sales and other expenses	820	717	1,498	1,287
Personnel, including stock-based compensation of $140, $128, $284, and $241, respectively	807	752	1,633	1,474
General and administrative	112	254	298	516
Information technology	183	144	370	281
Depreciation and amortization	142	121	279	241
Total operating expenses	4,003	3,789	7,627	7,117
Operating income	1,856	1,673	2,647	2,123
Interest expense	(264)	(241)	(483)	(435)
Interest and dividend income	293	266	536	494
Other income (expense), net	37	(80)	159	(261)
Income before income taxes	1,922	1,618	2,859	1,921
Income tax expense	401	328	562	365
Net income	$1,521	$1,290	$2,297	$1,556
Net income applicable to common stockholders per basic common share	$44.94	$35.16	$67.51	$41.88
Weighted-average number of basic common shares outstanding (in 000's)	33,839	36,678	34,023	37,147
Net income applicable to common stockholders per diluted common share	$44.38	$34.89	$66.60	$41.51
Weighted-average number of diluted common shares outstanding (in 000's)	34,267	36,964	34,486	37,471

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,521	$1,290	$2,297	$1,556
Other comprehensive income (loss), net of tax (1)	32	(24)	(1)	(24)
Comprehensive income	$1,553	$1,266	$2,296	$1,532
(1)    Primarily consists of foreign currency translation adjustments (see Note 12).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Three Months Ended June 30, 2024
Balance, March 31, 2024	64,252	$—	(30,186)	$(43,330)	$7,330	$32,304	$(356)	$(4,052)
Net income	—	—	—	—	—	1,521	—	1,521
Other comprehensive income, net of tax	—	—	—	—	—	—	32	32
Exercise of stock options and vesting of restricted stock units and performance share units	7	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	146	—	—	146
Repurchase of common stock	—	—	(437)	(1,628)	—	—	—	(1,628)
Dividends	—	—	—	—	—	(298)	—	(298)
Balance, June 30, 2024	64,259	$—	(30,623)	$(44,958)	$7,479	$33,527	$(324)	$(4,276)

Six Months Ended June 30, 2024
Balance, December 31, 2023	64,048	$—	(29,650)	$(41,426)	$7,175	$31,830	$(323)	$(2,744)
Net income	—	—	—	—	—	2,297	—	2,297
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Exercise of stock options and vesting of restricted stock units and performance share units	211	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	295	—	—	295
Repurchase of common stock	—	—	(973)	(3,532)	—	—	—	(3,532)
Dividends	—	—	—	—	—	(600)	—	(600)
Balance, June 30, 2024	64,259	$—	(30,623)	$(44,958)	$7,479	$33,527	$(324)	$(4,276)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Three Months Ended June 30, 2023
Balance, March 31, 2023	64,008	$—	(26,796)	$(33,178)	$6,712	$27,807	$(267)	$1,074
Net income	—	—	—	—	—	1,290	—	1,290
Other comprehensive loss, net of tax	—	—	—	—	—	—	(24)	(24)
Exercise of stock options and vesting of restricted stock units and performance share units	7	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	132	—	—	132
Repurchase of common stock	—	—	(1,178)	(3,141)	—	—	—	(3,141)
Balance, June 30, 2023	64,015	$—	(27,974)	$(36,319)	$6,848	$29,097	$(291)	$(665)

Six Months Ended June 30, 2023
Balance, December 31, 2022	63,781	$—	(25,918)	$(30,983)	$6,491	$27,541	$(267)	$2,782
Net income	—	—	—	—	—	1,556	—	1,556
Other comprehensive loss, net of tax	—	—	—	—	—	—	(24)	(24)
Exercise of stock options and vesting of restricted stock units and performance share units	234	—	—	—	109	—	—	109
Stock-based compensation	—	—	—	—	248	—	—	248
Repurchase of common stock	—	—	(2,056)	(5,336)	—	—	—	(5,336)
Balance, June 30, 2023	64,015	$—	(27,974)	$(36,319)	$6,848	$29,097	$(291)	$(665)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$2,297	$1,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	241
Provision for expected credit losses and chargebacks	184	135
Deferred income tax benefit	(2)	(389)
Net losses on equity securities	5	167
Stock-based compensation expense	284	241
Operating lease amortization	79	80
Unrealized foreign currency transaction (gains) losses related to Euro-denominated debt	(235)	34
Other	8	—
Changes in assets and liabilities:
Accounts receivable	(830)	(672)
Prepaid expenses and other current assets	(33)	(90)
Deferred merchant bookings and other current liabilities	3,337	3,129
Other	(144)	194
Net cash provided by operating activities	5,229	4,626
INVESTING ACTIVITIES:
Proceeds from sale and maturity of investments	515	1,737
Additions to property and equipment	(276)	(180)
Other investing activities	(33)	(10)
Net cash provided by investing activities	206	1,547
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	2,959	1,893
Payment on maturity of debt	—	(500)
Payments for repurchase of common stock	(3,518)	(5,249)
Dividends paid	(594)	—
Proceeds from exercise of stock options	9	109
Other financing activities	(38)	(40)
Net cash used in financing activities	(1,182)	(3,787)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(59)	(7)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	4,194	2,379
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	12,135	12,251
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$16,329	$14,630

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.    BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by U.S. GAAP for annual financial statements. These Unaudited Consolidated Financial Statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These include the reclassification of certain indirect taxes, primarily digital services taxes, between "General and administrative" expenses and "Sales and other expenses" in the Unaudited Consolidated Statements of Operations. See Notes 2 and 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

2.    REVENUES

Disaggregation of Revenues

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

		Outside of the U.S.
	U.S.	The Netherlands	Other	Total Company
Total revenues for the three months ended June 30,
2024	$638	$4,463	$758	$5,859
2023	$615	$4,340	$507	$5,462

Total revenues for the six months ended June 30,
2024	$1,195	$7,802	$1,277	$10,274
2023	$1,138	$7,199	$903	$9,240

Revenues by Type of Service

Approximately 89% of the Company's revenues for the three and six months ended June 30, 2024 and 2023 relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Consumer Incentive Programs

At June 30, 2024 and December 31, 2023, liabilities of $112 million and $149 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers, including referral bonuses, rebates, credits, discounts, and loyalty programs.

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

Restricted stock units and performance share units granted by the Company during the six months ended June 30, 2024 had an aggregate grant-date fair value of $620 million. Restricted stock units and performance share units that vested during the six months ended June 30, 2024 had an aggregate fair value at vesting of $716 million. At June 30, 2024, there was $991 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the activity in restricted stock units and performance share units for employees and non-employee directors during the six months ended June 30, 2024:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2023 (1)	291,404	$2,404	233,026	$2,467

Granted (2)	139,749	$3,512	35,301	$3,660
Vested	(128,741)	$2,327	(76,070)	$2,452
Performance shares adjustment (3)			(102)	$3,429
Forfeited	(8,110)	$2,689	(3,994)	$2,532
Unvested at June 30, 2024	294,302	$2,957	188,161	$2,695
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
(3)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.

The following table summarizes the activity in stock options during the six months ended June 30, 2024:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2023	25,523	$1,411	$55	6.4
Exercised	(6,720)	$1,411	$14
Balance, June 30, 2024	18,803	$1,411	$48	5.9
Exercisable at June 30, 2024	18,803	$1,411	$48	5.9

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average number of basic common shares outstanding	33,839	36,678	34,023	37,147
Weighted-average dilutive stock options, restricted stock units, and performance share units	183	157	236	200
Assumed conversion of convertible senior notes	245	129	227	124
Weighted-average number of diluted common and common equivalent shares outstanding	34,267	36,964	34,486	37,471

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type at June 30, 2024 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities (1)	$37	$—	$—	$37

Long-term investments:
Equity securities with readily determinable fair values	$715	$—	$(392)	$323
Equity securities of private entities	111	259	(225)	145
Total long-term investments	$826	$259	$(617)	$468
(1)    Primarily consists of corporate debt securities.

The following table summarizes the Company's investments by major security type at December 31, 2023 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$63	$—	$—	$63
U.S. government securities (1)	152	—	(1)	151
Corporate debt securities	365	—	(3)	362
Total short-term investments	$580	$—	$(4)	$576

Long-term investments:
Equity securities with readily determinable fair values	$715	$—	$(404)	$311
Equity securities of private entities	78	259	(208)	129
Total long-term investments	$793	$259	$(612)	$440
(1)    Includes investments in U.S. municipal bonds.

The Company has classified its investments in debt securities as available-for-sale debt securities. The aggregate unrealized gains and losses on the available-for-sale debt securities, net of tax, are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The Company's investments in available-for-sale debt securities at June 30, 2024 had investment grade credit quality ratings.

Equity securities with readily determinable fair values include the Company's investments in DiDi Global Inc. and Grab Holdings Limited, with fair values of $163 million and $150 million, respectively, at June 30, 2024 and $155 million and $143 million, respectively, at December 31, 2023. Net unrealized gains (losses) related to these investments are included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023. During the six months ended June 30, 2023, the Company sold its entire investment in Meituan for $1.7 billion, resulting in a loss of $149 million included in "Other income (expense), net" in the Unaudited Consolidated Statement of Operations for the six months ended June 30, 2023. The cost basis of the Company's investment in Meituan was $450 million.

The Company's investments in equity securities of private entities at June 30, 2024 and December 31, 2023 include $51 million originally invested in Yanolja Co., Ltd. ("Yanolja"). The Company evaluated its investment in Yanolja for impairment as of June 30, 2023 and recognized an impairment charge of $24 million during the three and six months ended June 30, 2023 (see Note 6). The carrying value of the Company's investment in Yanolja was $98 million at June 30, 2024 and December 31, 2023.

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

Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2024 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Total
Recurring fair value measurements (1)
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$15,024	$—	$15,024
Certificates of deposit	61	—	61
Short-term investments:
Debt securities	—	37	37
Long-term investments:
Equity securities	323	—	323
Derivatives:
Foreign currency exchange derivatives	—	24	24
Total assets at fair value	$15,408	$61	$15,469

LIABILITIES:
Foreign currency exchange derivatives	$—	$59	$59
(1)    The Company did not have any Level 3 recurring fair value measurements at June 30, 2024.

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

As of June 30, 2023, the Company evaluated its investment in Yanolja for impairment using a combination of the market approach and the income approach in estimating the fair value of the investment and recognized an impairment charge (see Note 5). The market approach estimates value using prices and other relevant information generated by market transactions involving comparable companies. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company's weighted-average cost of capital adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used for the June 2023 impairment evaluation, primarily using the income approach, includes the weighted average cost of capital (10.5%-14.5%) and the terminal EBITDA multiple (14x-16x). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. A change in the assumption used for EBITDA multiples would result in a directionally similar change in the fair value, and a change in the assumption used for weighted average cost of capital would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where the Company is a minority shareholder and has access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee's expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value measurement. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the valuation which may result in a need to recognize additional impairment charges.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of June 30, 2024 and December 31, 2023, the Company did not designate any derivatives as hedges for accounting purposes.

For the Company's foreign currency exchange derivatives outstanding as of June 30, 2024 and December 31, 2023, the notional amounts of the foreign currency purchases were $6.7 billion and $4.9 billion, respectively, and the notional amounts of the foreign currency sales were $3.8 billion and $4.2 billion, respectively. The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Losses on foreign currency exchange derivatives	$77	$67	$162	$84

Other Financial Assets and Liabilities

At June 30, 2024 and December 31, 2023, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 includes receivables from customers of $2.1 billion and $1.9 billion, respectively, and receivables from payment processors and networks of $1.6 billion and $1.3 billion, respectively. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Six Months Ended June 30,
	2024	2023
Balance, beginning of year	$137	$117
Provision charged to earnings	95	60
Write-offs and adjustments	(117)	(92)
Foreign currency translation adjustments	(4)	2
Balance, end of period	$111	$87

8.    INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2024 and December 31, 2023 consist of the following (in millions):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Trade names	$1,808	$(956)	$852	$1,812	$(911)	$901	3 - 20 years
Supply and distribution agreements	1,391	(796)	595	1,402	(759)	643	3 - 20 years
Other intangible assets	328	(277)	51	330	(261)	69	Up to 20 years
Total intangible assets	$3,527	$(2,029)	$1,498	$3,544	$(1,931)	$1,613

Intangible assets are amortized on a straight-line basis. Amortization expense for the intangible assets was $56 million for the three months ended June 30, 2024 and 2023 and $111 million for the six months ended June 30, 2024 and 2023.

The carrying value of the Company's goodwill at June 30, 2024 and December 31, 2023 was $2.8 billion and is stated net of cumulative impairment charges of $2.0 billion.

9.    DEBT

Revolving Credit Facility

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for information related to the Company's unsecured revolving credit facility that extends a revolving line of credit of up to $2 billion to the Company. In May 2024, the Company extended the maturity date of the revolving credit facility from May 2028 to May 2029 pursuant to an extension request under the credit agreement. At June 30, 2024 and December 31, 2023, there were no borrowings outstanding and $22 million and $18 million, respectively, of letters of credit issued under the revolving credit facility.

Outstanding Debt

Outstanding debt at June 30, 2024 and December 31, 2023 consists of the following (in millions):

	June 30, 2024		December 31, 2023
	Outstanding Principal Amount	Carrying Value (1)	Outstanding Principal Amount	Carrying Value (1)
2.375% (€1 Billion) Senior Notes due September 2024 (2) (3)	$1,072	$1,071	$1,105	$1,104
3.65% Senior Notes due March 2025 (2)	500	500	500	499
0.1% (€950 Million) Senior Notes due March 2025 (2)	1,018	1,017	1,050	1,048
0.75% Convertible Senior Notes due May 2025 (2) (3)	862	859	862	857
3.6% Senior Notes due June 2026	1,000	998	1,000	998
4.0% (€750 Million) Senior Notes due November 2026	804	802	828	825
1.8% (€1 Billion) Senior Notes due March 2027	1,072	1,070	1,105	1,103
3.55% Senior Notes due March 2028	500	499	500	499
0.5% (€750 Million) Senior Notes due March 2028	804	801	828	825
3.625% (€500 Million) Senior Notes due November 2028	536	533	552	549
3.5% (€500 Million) Senior Notes due March 2029	536	533	—	—
4.25% (€750 Million) Senior Notes due May 2029	804	799	828	823
4.625% Senior Notes due April 2030	1,500	1,493	1,500	1,492
4.5% (€1 Billion) Senior Notes due November 2031	1,072	1,065	1,105	1,098
3.625% (€650 Million) Senior Notes due March 2032	697	693	—	—
4.125% (€1.25 Billion) Senior Notes due May 2033	1,339	1,326	1,381	1,367
4.75% (€1 Billion) Senior Notes due November 2034	1,072	1,064	1,105	1,097
3.75% (€850 Million) Senior Notes due March 2036	910	897	—	—
4.0% (€750 Million) Senior Notes due March 2044	804	788	—	—
Total outstanding debt	$16,902	$16,808	$14,249	$14,184
Short-term debt	$3,452	$3,447	$1,967	$1,961
Long-term debt	$13,450	$13,361	$12,282	$12,223
(1)    The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $94 million and $65 million as of June 30, 2024 and December 31, 2023, respectively.
(2)    Included in "Short-term debt" in the Unaudited Consolidated Balance Sheet as of June 30, 2024.
(3)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2023.

Fair Value of Debt

At June 30, 2024 and December 31, 2023, the estimated fair value of the outstanding debt was approximately $17.8 billion and $15.2 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount at June 30, 2024 and December 31, 2023 primarily relates to the conversion premium on the convertible senior notes due in May 2025.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a current conversion price of $1,877.23 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. At June 30, 2024 and December 31, 2023, the estimated fair value of the May 2025 Notes was $1.8 billion and $1.6 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Based on the closing sales prices of the Company's common stock for the prescribed measurement periods, the May 2025 Notes were convertible at the option of the holder starting the second calendar quarter of 2023 and continue to be convertible during the third calendar quarter of 2024.

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

The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of the Company's common stock and to redeem or repay outstanding indebtedness.

In March 2023, the Company repaid $500 million on the maturity of the Senior Notes due March 2023 and paid the applicable accrued and unpaid interest relating to these notes.

Interest expense related to other senior notes consists primarily of coupon interest expense of $136 million and $254 million for the three and six months ended June 30, 2024, respectively, and $100 million and $192 million for the three and six months ended June 30, 2023, respectively.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the six months ended June 30, 2024 and 2023, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $2.3 billion to $3.5 billion and from $5.9 billion to $7.5 billion, respectively.

10.    TREASURY STOCK AND DIVIDENDS

At December 31, 2023, the Company had a total remaining authorization of $13.7 billion related to a program authorized by the Company's Board of Directors ("the Board") in 2023 to repurchase up to $20 billion of the Company's common stock. At June 30, 2024, the Company had a total remaining authorization of $10.6 billion to repurchase its common stock. The Company expects to complete the share repurchases under the remaining authorization by the end of 2026, assuming no major downturn in the travel market. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and six months ended June 30, 2024 and 2023 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	435	$1,622	1,177	$3,138	881	$3,211	1,989	$5,160
General authorization for shares withheld on stock award vesting	2	6	1	3	92	321	67	176
Total	437	$1,628	1,178	$3,141	973	$3,532	2,056	$5,336

Stock repurchases of $25 million in June 2024 were settled in July 2024.

For the six months ended June 30, 2024 and 2023, the Company remitted employee withholding taxes of $320 million and $176 million, respectively, to the tax authorities, which may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

The Company recorded an estimated excise tax liability for share repurchases of $124 million and $96 million as of June 30, 2024 and December 31, 2023, respectively. The excise tax liability is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

During the six months ended June 30, 2024, the Company paid cash dividends of $594 million. In July 2024, the Board declared a cash dividend of $8.75 per share of common stock, payable on September 30, 2024 to stockholders of record as of the close of business on September 6, 2024.

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

The Company's effective tax rates for the three and six months ended June 30, 2024 were 20.9% and 19.7%, respectively, compared to 20.3% and 19.0% for the three and six months ended June 30, 2023, respectively. The Company's 2024 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates, U.S. federal and state tax associated with the Company's international earnings, and certain non-deductible expenses. The Company's 2023 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates and certain non-deductible expenses.

The Company's effective tax rate for the three months ended June 30, 2024 was higher than the effective tax rate for the three months ended June 30, 2023, primarily due to higher unrecognized tax benefits and certain lower discrete tax benefits, partially offset by certain lower non-deductible expenses.

The Company's effective tax rate for the six months ended June 30, 2024 was higher than the effective tax rate for the six months ended June 30, 2023, primarily due to certain lower discrete tax benefits, higher U.S. federal and state tax associated with the Company's international earnings, and a decrease in the benefit of the Netherlands Innovation Box Tax, partially offset by certain lower non-deductible expenses.

During the three and six months ended June 30, 2024 and 2023, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and six months ended June 30, 2024 and 2023 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at June 30, 2024 and December 31, 2023 was $92 million and $67 million, respectively. As of June 30, 2024, net unrecognized tax benefits of $67 million, if recognized, would impact the effective tax rate. As of June 30, 2024 and December 31, 2023, total gross interest and penalties accrued was $7 million. The increase in unrecognized tax benefits primarily relates to U.S. state taxes. The majority of unrecognized tax benefits are included in "Other assets, net" and "Other long-term liabilities" in the Unaudited Consolidated Balance Sheet as of June 30, 2024. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next 12 months.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below present the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three and six months ended June 30, 2024 and 2023 (in millions):

	Foreign currency translation adjustments					Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (1)		Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (2)	Before tax	Tax

Three Months Ended June 30, 2024
Balance, March 31, 2024	$(617)	$88	$237	$(63)	$(355)	$(1)	$—	$(1)	$(356)
Other comprehensive (loss) income ("OCI") for the period	(27)	36	29	(7)	31	1	—	1	32
Balance, June 30, 2024	$(644)	$124	$266	$(70)	$(324)	$—	$—	$—	$(324)

Six Months Ended June 30, 2024
Balance, December 31, 2023	$(537)	$94	$171	$(48)	$(320)	$(4)	$1	$(3)	$(323)
OCI for the period	(107)	30	95	(22)	(4)	4	(1)	3	(1)
Balance, June 30, 2024	$(644)	$124	$266	$(70)	$(324)	$—	$—	$—	$(324)

Three Months Ended June 30, 2023
Balance, March 31, 2023	$(474)	$72	$197	$(54)	$(259)	$(10)	$2	$(8)	$(267)
OCI for the period	(2)	4	(34)	8	(24)	(1)	1	—	(24)
Balance, June 30, 2023	$(476)	$76	$163	$(46)	$(283)	$(11)	$3	$(8)	$(291)

Six Months Ended June 30, 2023
Balance, December 31, 2022	$(579)	$93	$310	$(81)	$(257)	$(13)	$3	$(10)	$(267)
OCI for the period	103	(17)	(147)	35	(26)	2	—	2	(24)
Balance, June 30, 2023	$(476)	$76	$163	$(46)	$(283)	$(11)	$3	$(8)	$(291)
(1)    Net investment hedges balance at June 30, 2024 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
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

In October 2022, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other OTCs. In January 2024, the CNMC notified Booking.com of its draft decision to impose a fine of 486 million Euros and to restrict certain business practices such as those relating to parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to customers. In July 2024, the CNMC notified Booking.com of its decision to impose a fine of 413 million Euros, which reflects a decrease of approximately 72 million Euros from the draft decision. The business restrictions were not materially changed from the draft decision. Booking.com does not agree with the rationale stated in the decision and certain of the restrictions imposed, and plans to challenge it. Although the Company disagrees with the rationale stated in the decision, the Company accrued a loss of 486 million Euros ($530 million) during the year ended December 31, 2023. As of June 30, 2024, to align with the CNMC's reduced fine, the Company recorded a decrease of 72 million Euros ($78 million) in its accrual which is reflected in "General and administrative" expenses in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024. The related liability is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com may be required to make other commitments, such as reducing its commissions in Switzerland. In July 2023, the Polish Office of Competition and Consumer Protection opened an investigation into Booking.com's identification of private and professional hosts and its messaging in relation to obligations owed to consumers. In March 2024, the Italian Competition Authority opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies. If any of the investigations were to find that Booking.com practices violated the respective laws, or as part of a negotiated resolution, Booking.com may face significant fines, restrictions on its business practices, and/or be required to make other commitments.

The Company is and has been involved in investigations or inquiries by NCAs or other governmental authorities involving consumer protection matters, including in the United Kingdom and the European Union. The Company has previously made certain voluntary commitments to competition authorities to resolve investigations or inquiries that have included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page, and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. In the future, it is possible new jurisdictions could engage the Company in discussions to implement changes to its business in those countries. The Company is unable to predict what, if any, effect any future similar commitments will have on its business, industry practices, or online commerce more generally. To the extent that any other investigations or inquiries result in additional commitments, fines, damages, or other remedies, the Company's business, financial condition, and results of operations could be harmed.

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

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately 251 million Euros ($269 million) for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. Based on the Company's expectation that the Italian assessments for 2013 through 2018, and any transfer pricing assessments received for subsequent open years, will be settled through the MAP process, and after considering potential resolution amounts, 33 million Euros ($36 million) have been reflected in net unrecognized tax benefits, the majority of which is recorded to "Other assets, net" in the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023. This unrecognized tax benefit is partially offset by a deferred income tax benefit of 15 million Euros ($17 million). As of June 30, 2024, the Company made prepayments of 74 million Euros ($79 million) to the Italian tax authorities to forestall collection enforcement pending the appeal phase of the case. The payments do not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. The payments are included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023.

In June 2024, the Guardia di Finanza ("GdF") of Rome issued a tax audit report to Booking.com, proposing a tax assessment to the Italian Tax Authorities ("ITA") of 396 million Euros ($424 million), excluding penalties and interest, for June 2017 through December 2023. The audit report does not itself constitute a formal tax assessment. The GdF alleges that a 2017 law obliges Booking.com to withhold and remit 21% of the total transaction value for the income tax liabilities of certain short-term rental partners in Italy for the period under audit. While the Company believes that Booking.com has been and continues to be in compliance with Italian tax laws, the Company is in discussions with the ITA regarding the potential to resolve this matter.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which it is currently participating. BPF instituted legal proceedings and in 2016 the District Court of Amsterdam rejected all of BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking did not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com B.V. met the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com B.V. as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal to assess the other defenses brought forward by the Company. In January 2024, that Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999. The Company has filed an appeal of the decision to the Netherlands Supreme Court. Although the Company disagrees with the decision, it accrued a loss of 253 million Euros ($276 million), included in "Personnel" expenses in the Consolidated Statement of Operations for the year ended December 31, 2023. During the three and six months ended June 30, 2024, the Company recorded additional estimated expenses of 18 million Euros ($20 million) and 37 million Euros ($41 million), respectively, included in "Personnel" expenses in the Unaudited Consolidated Statements of Operations. The related liability is included primarily in "Accounts payable" in the Unaudited Consolidated Balance Sheet as of June 30, 2024 and "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2023. On a go-forward basis, Booking.com B.V. expects to begin paying pension premiums to the BPF scheme or to increase contributions to employees under its existing pension scheme.

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

The Company accrues for certain other legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

Other Contractual Obligations and Contingencies

The Company had $1.0 billion and $533 million of standby letters of credit and bank guarantees issued on behalf of the Company as of June 30, 2024 and December 31, 2023, respectively, including those issued under the revolving credit facility. These were obtained primarily for regulatory purposes. See Note 9 for information related to letters of credit issued under the revolving credit facility.

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

14.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency transaction gains (losses) (1)	$25	$(48)	$161	$(101)
Net gains (losses) on equity securities (2)	11	(34)	(5)	(167)
Other	1	2	3	7
Other income (expense), net	$37	$(80)	$159	$(261)
(1)    Foreign currency transaction gains (losses) include gains of $68 million and $235 million for the three and six months ended June 30, 2024, respectively, and losses of $8 million and $34 million for the three and six months ended June 30, 2023, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9).
(2)    See Note 5 for additional information related to net gains (losses) on equity securities.

15.    OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

As of June 30, 2024 and December 31, 2023, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows due to restricted cash and cash equivalents, primarily related to the Company's travel-related insurance business, which are included in "Other current assets" in the Consolidated Balance Sheets.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $30 million and $25 million for the six months ended June 30, 2024 and 2023, respectively. See Note 10 for additional information on noncash financing activity related to the excise tax on share repurchases.

During the six months ended June 30, 2024 and 2023, the Company made income tax payments of $1.4 billion and $1.3 billion, respectively, and interest payments of $405 million and $356 million, respectively.

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

In the first quarter of 2024, global room nights increased 9% year-over-year driven primarily by healthy travel demand in Europe and Asia. In the second quarter of 2024, global room nights increased 7% year-over-year, sequentially slower than the first quarter of 2024 primarily due to lower year-over-year growth in Europe.

Quarterly Room Nights and Change versus the prior year

The cancellation rate in the second quarter of 2024 was in line with the prior year. We have observed generally stable cancellation rates in recent years, though we have seen periods of elevated cancellation rates from time to time. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expenses at the time a booking is made even though that booking could be canceled in the future if it was booked under a flexible cancellation policy.

Our global average daily rates ("ADRs") decreased approximately 1% on a constant currency basis in the second quarter of 2024 as compared to the second quarter of 2023, driven primarily by a higher mix of room nights from Asia, which is a lower ADR region. The year-over-year decrease in our global ADRs has resulted in our accommodation gross bookings growing slower than our room nights in the second quarter of 2024. It is difficult to predict what the trend in industry ADRs will be in the future.

We focus on relentless innovation to grow our business by providing a best-in-class user experience with intuitive, easy-to-use online platforms that aim to exceed the expectations of online consumers. We have a long-term strategy to create an ideal traveler experience, offering our customers relevant options and connections at the times and in the language they want them, making trips booked with us seamless, easy, and valuable. We refer to this as the "Connected Trip." The goal of our Connected Trip vision is to offer a differentiated and personalized online travel planning, booking, payment, and in-trip experience for each trip, enhanced by a robust loyalty program that provides value to travelers and partners across all trips. We believe these efforts will help improve traveler loyalty, frequency, and mix of direct bookings over time. We believe these improvements will benefit revenues growth and marketing efficiency in the future, however, to the extent our non-accommodation services have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

We believe that our mobile app is an important platform for experiencing the Connected Trip since the app travels with the traveler. The mix of our room nights booked on a mobile app in the second quarter of 2024 was approximately 53%, up versus approximately 47% in the second quarter of 2023. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with consumers. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of our accommodations, and enable our long-term Connected Trip strategy, Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. The mix of our total gross bookings generated on a merchant basis was 62% in the second quarter of 2024, an increase from 53% in the second quarter of 2023.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $1.9 billion in the second quarter of 2024, up 8% versus the second quarter of 2023 as a result of the year-over-year growth in travel demand in the quarter and our efforts to invest in marketing, partially offset by a higher share of room nights booked by consumers coming directly to our platforms. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing, and meta-search services to generate traffic to our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising.

Marketing efficiency, expressed as marketing expenses as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. In recent years, we observed periods of stable or increasing ROIs. Although it is difficult to predict how performance marketing ROIs will change in the future, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and anticipated repeat rates. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. Marketing expenses as a percentage of total gross bookings in the second quarter of 2024 were higher than in the second quarter of 2023 due primarily to an increase in brand marketing expenses. Performance marketing expenses as a percentage of gross bookings in the second quarter of 2024 were in line with the second quarter of 2023 as an increase in the share of room nights booked by consumers coming directly to our platforms was offset by increased spend in social media channels and lower performance marketing ROIs due to changes in paid traffic mix. See Part I, Item 1A, Risk Factors - "We face risks relating to our marketing efforts" and "We are dependent on travel service providers, restaurants, search platforms, and other third parties" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Booking.com had approximately 3.8 million properties on its website at June 30, 2024, consisting of over 475,000 hotels, motels, and resorts and over 3.3 million alternative accommodation properties (including homes, apartments, and other unique places to stay), representing an increase from over 3.1 million properties at June 30, 2023.

The mix of Booking.com's room nights booked for alternative accommodation properties in the second quarter of 2024 was approximately 36%, up versus approximately 34% in the second quarter of 2023. We have observed a longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of them on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service or certain partner related costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, the price of the travel service is the primary factor determining whether to book. Discounting and couponing (i.e., merchandising) occurs across all of the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction or offer travel services at a loss in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenues as a percentage of gross bookings.

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts. As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenues earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Currently, rates for these taxes range from 1.5% to 10% of revenues deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations, have negatively impacted our results of operations. For more information, see Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business. For example, the Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" (VLOP) under the DSA. In early 2023, Booking.com received a VLOP designation notice from the European Commission. The Company met the quantitative notification criteria set forth in the DMA and in May 2024, the European Commission designated the Company as a gatekeeper under the DMA. Certain of the DMA's requirements will become enforceable later in 2024. As a result of the DMA, compliance costs may increase and changes to our products or business practices may be required. For information regarding risks related to the DMA and DSA, please see Part I, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2023. For more information on the impacts of regulations on our business, see Note 13 to our Unaudited Consolidated Financial Statements.

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. See Note 2 to our Unaudited Consolidated Financial Statements for information related to revenues by geographic area. As a result of the movements in foreign currency exchange rates, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by 7% in the second quarter of 2024 as compared to the second quarter of 2023, but without the impact of changes in foreign currency exchange rates our total revenues increased year-over-year on a constant-currency basis by approximately 9%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. We enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts. In addition, we designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Notes 9 and 14 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates. For more information, see Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Outlook

For the third quarter of 2024, we expect:
•the year-over-year growth in room nights will be between 3% and 5%;
•the year-over-year growth in gross bookings will be between 2% and 4%;
•the year-over-year growth in revenues will be between 2% and 4%; and
•operating income will grow at a low single digit percentage relative to the third quarter of 2023.

For the full year 2024, we expect:
•the year-over-year growth in gross bookings will be higher than 6%;
•the year-over-year growth in revenues will be higher than 7%; and
•operating income will be higher than in 2023.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the valuation of investments in private entities, the valuation of goodwill and other long-lived assets, income taxes, and contingencies. For a discussion of our critical accounting estimates, see the "Critical Accounting Estimates" section of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three and Six Months Ended June 30, 2024 compared to the Three and Six Months Ended June 30, 2023

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

Room nights, rental car days, and airline tickets reserved through our services for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Room nights	287	268	7.1%	584	542	7.8%
Rental car days	22	20	10.0%	43	39	10.4%
Airline tickets	11	9	27.7%	23	17	30.3%

Room nights reserved through our services increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, driven primarily by increased travel demand in Asia and Europe. Rental car days reserved through our services increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, driven primarily by year-over-year growth in rental car demand, which benefited from lower average daily car rental prices. Airline tickets reserved through our services increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, driven primarily by the expansion of the flight offerings at Booking.com and Agoda.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories for the three and six months ended June 30, 2024 and 2023 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Merchant gross bookings	$25,830	$21,122	22.3%	$51,591	$41,049	25.7%
Agency gross bookings	15,601	18,570	(16.0)%	33,375	38,070	(12.3)%
Total gross bookings	$41,431	$39,692	4.4%	$84,966	$79,119	7.4%

Merchant gross bookings increased and agency gross bookings decreased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, due to the ongoing shift from agency bookings to merchant bookings at Booking.com.

The year-over-year increase in total gross bookings during the three months ended June 30, 2024 was due primarily to the increase in room nights and the positive impact from year-over-year growth in airline ticket gross bookings, partially offset by a negative impact of foreign exchange rate fluctuations and a decrease in constant currency accommodation ADRs of approximately 1%.

The year-over-year increase in total gross bookings during the six months ended June 30, 2024 was due primarily to the increase in room nights and the positive impact from year-over-year growth in airline ticket gross bookings, partially offset by a negative impact of foreign exchange rate fluctuations.

Airline ticket gross bookings increased 12% and 20% year-over-year during the three and six months ended June 30, 2024, respectively, due to airline ticket growth, partially offset by lower airline ticket prices. Rental car gross bookings increased 1% year-over-year during the three months ended June 30, 2024 due primarily to rental car days growth, partially offset by lower average daily car rental prices. Rental car gross bookings were about flat year-over-year during the six months ended June 30, 2024 due primarily to lower average daily car rental prices, partially offset by rental car days growth.

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

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Merchant revenues	$3,446	$2,770	24.4%	$5,834	$4,522	29.0%
Agency revenues	2,144	2,429	(11.7)%	3,907	4,211	(7.2)%
Advertising and other revenues	269	263	2.0%	533	507	5.1%
Total revenues	$5,859	$5,462	7.3%	$10,274	$9,240	11.2%
% of Total gross bookings	14.1%	13.8%		12.1%	11.7%

Merchant revenues increased while agency revenues decreased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to the ongoing shift from agency revenues to merchant revenues at Booking.com. Advertising and other revenues increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to growth in advertising revenues at Booking.com as well as growth at OpenTable. The year-over-year growth in total revenues for the three months ended June 30, 2024 was negatively affected by the shift in the timing of the Easter holiday relative to last year and by the impact of foreign exchange rate fluctuations.

Total revenues as a percentage of gross bookings was 14.1% and 12.1% for the three and six months ended June 30, 2024, respectively, up from 13.8% and 11.7% for the three and six months ended June 30, 2023, respectively, due to an increase in revenues related to facilitating payments, as well as a positive impact from differences in timing of booking versus travel, partially offset by an increase in the mix of airline ticket gross bookings.

Operating Expenses

Marketing Expenses

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Marketing expenses	$1,939	$1,801	7.7%	$3,549	$3,318	6.9%
% of Total gross bookings	4.7%	4.5%		4.2%	4.2%
% of Total revenues	33.1%	33.0%		34.5%	35.9%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•affiliate programs;
•referrals from meta-search websites;
•offline and online brand marketing; and
•other performance-based marketing.

Our marketing expenses, which are substantially variable in nature, increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, to help drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings in the second quarter of 2024 were higher than in the second quarter of 2023 due primarily to an increase in brand marketing expenses. Performance marketing expenses as a percentage of gross bookings in the second quarter of 2024 were in line with the second quarter of 2023 as an increase in the share of room nights booked by consumers coming directly to our platforms was offset by increased spend in social media channels and lower performance marketing ROIs due to changes in paid traffic mix.

Sales and Other Expenses

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Sales and other expenses	$820	$717	14.4%	$1,498	$1,287	16.4%
% of Total gross bookings	2.0%	1.8%		1.8%	1.6%
% of Total revenues	14.0%	13.1%		14.6%	13.9%

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

For the three and six months ended June 30, 2024 sales and other expenses, which are substantially variable in nature, increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023 due primarily to an increase in merchant transaction costs of $55 million and $122 million, respectively, and an increase in digital services taxes and other similar taxes of $40 million and $48 million, respectively, including an accrual of $17 million related to the Canadian digital services taxes for the years ended December 31, 2022 and 2023 enacted in June 2024 with retrospective effect. Merchant transactions increased year-over-year in the first half of 2024 due to the ongoing shift from agency transactions to merchant transactions at Booking.com.

Personnel

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Personnel	$807	$752	7.2%	$1,633	$1,474	10.8%
% of Total revenues	13.8%	13.8%		15.9%	16.0%

Personnel expenses consist primarily of:
•salaries, bonuses, and stock-based compensation;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, due to increases in salary expenses of $40 million and $95 million, respectively, as well increases in employee benefits expense and stock-based compensation expense, partially offset by a decrease in bonus expense accruals. The year-over-year increase in personnel expenses was impacted by an increase of approximately 5% in employee headcount from approximately 23,100 as of June 30, 2023 to 24,150 as of June 30, 2024.

General and Administrative

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
General and administrative	$112	$254	(55.9)%	$298	$516	(42.3)%
% of Total revenues	1.9%	4.6%		2.9%	5.6%

General and administrative expenses consist primarily of:
•fees for certain outside professionals;
•occupancy and office expenses;
•certain travel transaction taxes; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses decreased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, due to a $78 million (72 million Euros) reduction in the accrual related to the fine imposed by the Spanish competition authority in the second quarter of 2024 as well as a decrease in office and occupancy expenses. In addition, the year-over-year decrease in general and administrative expenses was impacted by the accruals in the three and six months ended June 30, 2023 related to the settlement of certain indirect tax matters of $23 million and $62 million, respectively.

Information Technology

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Information technology	$183	$144	27.2%	$370	$281	31.8%
% of Total revenues	3.1%	2.6%		3.6%	3.0%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•cloud computing costs and outsourced data center costs;
•payments to contractors; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to increased software license and system maintenance fees, as well as increased cloud computing costs and outsourced data center costs.

Depreciation and Amortization

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Depreciation and amortization	$142	$121	17.4%	$279	$241	15.7%
% of Total revenues	2.4%	2.2%		2.7%	2.6%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, due primarily to increased depreciation of computer equipment, as well as amortization expense related to internally-developed and purchased software.

Interest Expense and Interest and Dividend Income

The following table presents the changes in interest expense and interest and dividend income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Interest expense	$(264)	$(241)	9.6%	$(483)	$(435)	11.1%
Interest and dividend income	293	266	10.0%	536	494	8.3%

Interest expense increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to the issuance of senior notes in March 2024 and May 2023, partially offset by a decrease in interest expense related to cash management activities. Interest and dividend income increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to higher money market fund investments.

Other Income (Expense), Net

The following table sets forth the composition of "Other income (expense), net" for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Foreign currency transaction gains (losses)	$25	$(48)	$161	$(101)
Net gains (losses) on equity securities	11	(34)	(5)	(167)
Other	1	2	3	7
Other income (expense), net	$37	$(80)	$159	$(261)

See Note 5 to our Unaudited Consolidated Financial Statements for additional information related to net gains (losses) on equity securities.

Foreign currency transaction gains (losses) for the three and six months ended June 30, 2024 includes gains of $68 million and $235 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $77 million and $162 million, respectively, on derivative contracts. Foreign currency transaction gains (losses) for the three and six months ended June 30, 2023 includes losses of $8 million and $34 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $67 million and $84 million, respectively, on derivative contracts.

Income Taxes

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Income tax expense	$401	$328	22.6%	$562	$365	53.9%
% of Income before income taxes	20.9%	20.3%		19.7%	19.0%

Our 2024 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates, U.S. federal and state tax associated with our international earnings, and certain non-deductible expenses. Our 2023 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates and certain non-deductible expenses.

Our effective tax rate for the three months ended June 30, 2024 is higher compared to the effective tax rate for the three months ended June 30, 2023, primarily due to higher unrecognized tax benefits and certain lower discrete tax benefits, partially offset by certain lower non-deductible expenses.

Our effective tax rate for the six months ended June 30, 2024 is higher than the effective tax rate for the six months ended June 30, 2023, primarily due to certain lower discrete tax benefits, higher U.S. federal and state tax associated with our international earnings, and a decrease in the benefit of the Netherlands Innovation Box Tax, partially offset by certain lower non-deductible expenses.

During the three and six months ended June 30, 2024 and 2023, a majority of our income was reported in the Netherlands, where Booking.com is based. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the six months ended June 30, 2024 and 2023 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. For additional information relating to Booking.com's Innovation Box Tax treatment, including associated risks, please see Part I, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

At June 30, 2024, we had $16.8 billion in cash, cash equivalents, and investments, of which approximately $10.8 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for additional information about our cash equivalents and investments. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.

Deferred merchant bookings of $6.9 billion at June 30, 2024 represents cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

At June 30, 2024, we had a remaining transition tax liability of $487 million as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"), which included $257 million reported as "Long-term U.S. transition tax liability" and $230 million included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. This liability will be paid over the next two years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

Our revolving credit facility extends a revolving line of credit up to $2 billion to us and provides for the issuance of up to $80 million of letters of credit, as well as up to $100 million of borrowings on same-day notice (see Note 9 to our Unaudited Consolidated Financial Statements). The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow. At June 30, 2024 there were no borrowings outstanding and $22 million of letters of credit issued under the revolving credit facility.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates, and maturity dates. In March 2024, we issued senior notes with varying maturities for an aggregate principal amount of 2.8 billion Euros ($3.0 billion). The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of our common stock and to redeem or repay outstanding indebtedness. The convertible senior notes due in May 2025 are currently convertible at the option of the holder and have been classified as "Short-term debt" in the Unaudited Consolidated Balance Sheet as of June 30, 2024. If the note holders exercise their option to convert, we deliver cash to repay the principal amount of the notes and deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount. The outstanding senior notes at June 30, 2024 had cumulative interest to maturity of $3.8 billion, with $548 million payable within the next twelve months.

See Note 10 to our Unaudited Consolidated Financial Statements for additional information related to our share repurchases and dividends declared and paid. During the six months ended June 30, 2024, we repurchased shares of our common stock for an aggregate cost of $3.5 billion, including $321 million to repurchase shares of our common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation. At June 30, 2024, we had a total remaining authorization of $10.6 billion related to a program authorized by our Board of Directors ("the Board") in 2023 to repurchase up to $20 billion of our common stock. We expect to complete the share repurchases under the remaining authorization by the end of 2026, assuming no major downturn in the travel market. Excise tax obligations that result from our share repurchases are accounted for as a cost of the treasury stock transaction. As of June 30, 2024, we recorded an estimated excise tax liability of $124 million. During the six months ended June 30, 2024, we paid cash dividends of $594 million. In July 2024, the Board declared a cash dividend of $8.75 per share of common stock, payable on September 30, 2024 to stockholders of record as of the close of business on September 6, 2024.

At June 30, 2024, we had lease obligations of $865 million, of which $217 million is payable within the next twelve months. Additionally, at June 30, 2024, we had, in the aggregate, $240 million of non-cancellable purchase obligations individually greater than $10 million, of which $115 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction.

At June 30, 2024, there were $1.0 billion of standby letters of credit and bank guarantees issued on our behalf, which were obtained primarily for regulatory purposes.

See Note 13 to our Unaudited Consolidated Financial Statements for additional information related to our commitments and contingencies.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures, and other obligations through at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our business, our ability to compete or our future growth prospects, financial condition, and results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenues growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies, or repay our indebtedness.

Cash Flow Analysis

Net cash provided by operating activities for the six months ended June 30, 2024 was $5.2 billion, resulting from net income of $2.3 billion, a favorable net impact from adjustments for non-cash and other items of $602 million, and a favorable net change in working capital and other assets and liabilities of $2.3 billion. Non-cash and other items were principally associated with stock-based compensation expense, depreciation and amortization, unrealized foreign currency transaction gains related to Euro-denominated debt, provision for expected credit losses and chargebacks, and operating lease amortization. For the six months ended June 30, 2024, deferred merchant bookings and other current liabilities increased by $3.3 billion and accounts receivable increased by $830 million, primarily due to higher business volumes. Merchant revenues increased while agency revenues decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Net cash provided by operating activities for the six months ended June 30, 2023 was $4.6 billion, resulting from net income of $1.6 billion, a favorable net impact from adjustments for non-cash and other items of $509 million, and a favorable net change in working capital and other assets and liabilities of $2.6 billion. Non-cash and other items were principally associated with deferred income tax benefit, depreciation and amortization, stock-based compensation expense, net losses on equity securities, provision for expected credit losses and chargebacks, and operating lease amortization. For the six months ended June 30, 2023, deferred merchant bookings and other current liabilities increased by $3.1 billion and accounts receivable increased by $672 million, primarily due to increases in business volumes.

Net cash provided by investing activities for the six months ended June 30, 2024 was $206 million, resulting mainly from proceeds from the maturity of investments of $515 million, partially offset with additions to property and equipment of $276 million. Net cash provided by investing activities for the six months ended June 30, 2023 was $1.5 billion, principally resulting from proceeds from the sale and maturity of investments of $1.7 billion, partially offset with additions to property and equipment of $180 million.

Net cash used in financing activities for the six months ended June 30, 2024 was $1.2 billion, resulting mainly from payments for the repurchase of common stock of $3.5 billion and dividends of $594 million, partially offset with proceeds from the issuance of long-term debt of $3.0 billion. Net cash used in financing activities for the six months ended June 30, 2023 was $3.8 billion, resulting from payments for the repurchase of common stock of $5.2 billion and payments on the maturity of debt of $500 million, partially offset with proceeds from the issuance of long-term debt of $1.9 billion.

Contingencies

For information related to tax matters, see Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2023.

For information related to our contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to several types of market risk, including changes in interest rates, foreign currency exchange rates, and equity prices. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on our policies and how we manage our exposure to such risks.

See Note 9 to our Unaudited Consolidated Financial Statements for information about our convertible senior notes and other debt. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $790 million at June 30, 2024. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls. Our convertible senior notes due in May 2025 are currently convertible at the option of the holder. If the note holders exercise their option to convert, we deliver cash to repay the principal amount of the notes and deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased by 4% and 7% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant-currency basis by approximately 6% and 8%, respectively. Our total revenues increased by 7% and 11% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, but without the impact of changes in foreign currency exchange rates, our total revenues increased year-over-year on a constant-currency basis by approximately 9% and 12%, respectively. See Notes 9 and 14 to our Unaudited Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, and our designation of certain portions of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. A hypothetical 10% decrease in the fair values at June 30, 2024 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $45 million being recognized in net income.

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

In 2022, we began a multi-year implementation to integrate and upgrade certain financial systems and processes, including but not limited to SAP S4 HANA ("SAP"). As a result of these improvements, there were changes to our internal control over financial reporting processes and procedures. However, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, as the phased implementation of SAP continues, there will be additional changes to our processes and procedures that are likely to impact our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024, and is incorporated into this Part II, Item 1 by reference thereto.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For a discussion of such risks, please refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (Dollars in Billions)
April 1, 2024 –	161,489	(2)	$3,529	161,489	$11.6	(2)
April 30, 2024	229	(3)	$3,621	N/A	N/A

May 1, 2024 –	153,197	(2)	$3,696	153,197	$11.0	(2)
May 31, 2024	1,377	(3)	$3,800	N/A	N/A

June 1, 2024 –	120,805	(2)	$3,885	120,805	$10.6	(2)
June 30, 2024	105	(3)	$3,827	N/A	N/A
Total	437,202			435,491	$10.6
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on February 23, 2023, whereby we were authorized to repurchase up to $20 billion of our common stock.
(3)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended June 30, 2024 to previously withheld share amounts that reflect changes to the estimates of employee tax withholding obligations.

Item 5. Other Information

The following activities are disclosed as required by Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Company has determined that a limited number of bookings were made through Agoda at accommodations in Iran that were ultimately owned or controlled by the Government of Iran and covered by the travel exemption in applicable U.S. sanctions regulations, as well as one booking at a property that may be owned by a party blocked pursuant to Executive Order No. 13224, for which the travel exemption is not available (the Company has notified, and intends to cooperate with, relevant authorities regarding this booking). The bookings resulted in gross revenues of approximately $1,000 and no net profit. Agoda does not intend to continue these activities or transactions.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(c)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of April 18, 2024.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).
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

BOOKING HOLDINGS INC.
(Registrant)

Date:	August 1, 2024	By:	/s/ Ewout L. Steenbergen
Name: Ewout L. Steenbergen Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)