Form 10-Q
period 2024-09-30
Booking Holdings Inc.
filed 2024-10-30
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock outstanding at October 23, 2024:

Common Stock, par value $0.008 per share	33,096,713
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended September 30, 2024

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,775	$12,107
Short-term investments (Available-for-sale debt securities: Amortized cost of $580 at December 31, 2023)	—	576
Accounts receivable, net (Allowance for expected credit losses of $131 and $137, respectively)	3,649	3,253
Prepaid expenses, net	490	644
Other current assets	615	454
Total current assets	20,529	17,034
Property and equipment, net	882	784
Operating lease assets	600	705
Intangible assets, net	1,450	1,613
Goodwill	2,838	2,826
Long-term investments	500	440
Other assets, net	1,179	940
Total assets	$27,978	$24,342
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,065	$3,480
Accrued expenses and other current liabilities	5,287	4,635
Deferred merchant bookings	4,907	3,254
Short-term debt	2,419	1,961
Total current liabilities	16,678	13,330
Deferred income taxes	191	258
Operating lease liabilities	508	599
Long-term U.S. transition tax liability	257	515
Other long-term liabilities	204	161
Long-term debt	13,793	12,223
Total liabilities	31,631	27,086
Commitments and contingencies (see Note 13)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,265,798 and 64,048,000, respectively	—	—
Treasury stock: 31,089,462 and 29,650,351 shares, respectively	(46,734)	(41,426)
Additional paid-in capital	7,635	7,175
Retained earnings	35,749	31,830
Accumulated other comprehensive loss	(303)	(323)
Total stockholders' deficit	(3,653)	(2,744)
Total liabilities and stockholders' deficit	$27,978	$24,342

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Merchant revenues	$4,972	$3,945	$10,806	$8,467
Agency revenues	2,753	3,135	6,660	7,346
Advertising and other revenues	269	261	802	768
Total revenues	7,994	7,341	18,268	16,581
Operating expenses:
Marketing expenses	2,151	2,022	5,700	5,340
Sales and other expenses	872	807	2,370	2,094
Personnel, including stock-based compensation of $148, $128, $432, and $369, respectively	868	788	2,501	2,262
General and administrative	575	305	873	821
Information technology	194	187	564	468
Depreciation and amortization	155	129	434	370
Total operating expenses	4,815	4,238	12,442	11,355
Operating income	3,179	3,103	5,826	5,226
Interest expense	(305)	(254)	(788)	(689)
Interest and dividend income	327	289	863	783
Other income (expense), net	(332)	11	(173)	(250)
Income before income taxes	2,869	3,149	5,728	5,070
Income tax expense	352	638	914	1,003
Net income	$2,517	$2,511	$4,814	$4,067
Net income applicable to common stockholders per basic common share	$75.37	$70.62	$142.38	$111.09
Weighted-average number of basic common shares outstanding (in 000's)	33,401	35,570	33,814	36,615
Net income applicable to common stockholders per diluted common share	$74.34	$69.80	$140.45	$110.02
Weighted-average number of diluted common shares outstanding (in 000's)	33,864	35,987	34,278	36,971

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$2,517	$2,511	$4,814	$4,067
Other comprehensive income (loss), net of tax (1)	21	6	20	(18)
Comprehensive income	$2,538	$2,517	$4,834	$4,049
(1)    Primarily consists of foreign currency translation adjustments (see Note 12).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Three Months Ended September 30, 2024
Balance, June 30, 2024	64,259	$—	(30,623)	$(44,958)	$7,479	$33,527	$(324)	$(4,276)
Net income	—	—	—	—	—	2,517	—	2,517
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21
Exercise of stock options and vesting of restricted stock units and performance share units	7	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	154	—	—	154
Repurchase of common stock	—	—	(466)	(1,776)	—	—	—	(1,776)
Dividends	—	—	—	—	—	(295)	—	(295)
Balance, September 30, 2024	64,266	$—	(31,089)	$(46,734)	$7,635	$35,749	$(303)	$(3,653)

Nine Months Ended September 30, 2024
Balance, December 31, 2023	64,048	$—	(29,650)	$(41,426)	$7,175	$31,830	$(323)	$(2,744)
Net income	—	—	—	—	—	4,814	—	4,814
Other comprehensive income, net of tax	—	—	—	—	—	—	20	20
Exercise of stock options and vesting of restricted stock units and performance share units	218	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	449	—	—	449
Repurchase of common stock	—	—	(1,439)	(5,308)	—	—	—	(5,308)
Dividends	—	—	—	—	—	(895)	—	(895)
Balance, September 30, 2024	64,266	$—	(31,089)	$(46,734)	$7,635	$35,749	$(303)	$(3,653)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Three Months Ended September 30, 2023
Balance, June 30, 2023	64,015	$—	(27,974)	$(36,319)	$6,848	$29,097	$(291)	$(665)
Net income	—	—	—	—	—	2,511	—	2,511
Other comprehensive income, net of tax	—	—	—	—	—	—	6	6
Exercise of stock options and vesting of restricted stock units and performance share units	17	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	135	—	—	135
Repurchase of common stock	—	—	(870)	(2,625)	—	—	—	(2,625)
Balance, September 30, 2023	64,032	$—	(28,844)	$(38,944)	$6,996	$31,608	$(285)	$(625)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	63,781	$—	(25,918)	$(30,983)	$6,491	$27,541	$(267)	$2,782
Net income	—	—	—	—	—	4,067	—	4,067
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18)	(18)
Exercise of stock options and vesting of restricted stock units and performance share units	251	—	—	—	122	—	—	122
Stock-based compensation	—	—	—	—	383	—	—	383
Repurchase of common stock	—	—	(2,926)	(7,961)	—	—	—	(7,961)
Balance, September 30, 2023	64,032	$—	(28,844)	$(38,944)	$6,996	$31,608	$(285)	$(625)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$4,814	$4,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434	370
Provision for expected credit losses and chargebacks	292	224
Deferred income tax benefit	(75)	(409)
Net (gains) losses on equity securities	(27)	151
Stock-based compensation expense	432	369
Operating lease amortization	114	120
Unrealized foreign currency transaction losses (gains) related to Euro-denominated debt	108	(2)
Other	—	3
Changes in assets and liabilities:
Accounts receivable	(651)	(1,506)
Prepaid expenses and other current assets	12	96
Deferred merchant bookings and other current liabilities	2,308	2,644
Other	(159)	(129)
Net cash provided by operating activities	7,602	5,998
INVESTING ACTIVITIES:
Proceeds from sale and maturity of investments	590	1,785
Additions to property and equipment	(353)	(251)
Other investing activities	(33)	(9)
Net cash provided by investing activities	204	1,525
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	2,959	1,893
Payment on maturity of debt	(1,114)	(500)
Payments for repurchase of common stock	(5,282)	(7,889)
Dividends paid	(885)	—
Proceeds from exercise of stock options	11	122
Other financing activities	(36)	(45)
Net cash used in financing activities	(4,347)	(6,419)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	214	(29)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	3,673	1,075
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	12,135	12,251
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$15,808	$13,326

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

		Outside of the U.S.
	U.S.	The Netherlands	Other	Total Company
Total revenues for the three months ended September 30,
2024	$662	$6,614	$718	$7,994
2023	$633	$6,127	$581	$7,341

Total revenues for the nine months ended September 30,
2024	$1,857	$14,416	$1,995	$18,268
2023	$1,771	$13,326	$1,484	$16,581

Revenues by Type of Service

Approximately 90% of the Company's revenues for the three and nine months ended September 30, 2024 and approximately 89% of the Company's revenues for the three and nine months ended September 30, 2023 relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Consumer Incentive Programs

At September 30, 2024 and December 31, 2023, liabilities of $133 million and $149 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers, including referral bonuses, rebates, credits, discounts, and loyalty programs.

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

Restricted stock units and performance share units granted by the Company during the nine months ended September 30, 2024 had an aggregate grant-date fair value of $627 million. Restricted stock units and performance share units that vested during the nine months ended September 30, 2024 had an aggregate fair value at vesting of $736 million. At September 30, 2024, there was $833 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the activity in restricted stock units and performance share units for employees and non-employee directors during the nine months ended September 30, 2024:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2023 (1)	291,404	$2,404	233,026	$2,467

Granted (2)	141,702	$3,511	35,301	$3,660
Vested	(134,476)	$2,328	(76,070)	$2,452
Performance shares adjustment (3)			2,124	$3,899
Forfeited	(13,019)	$2,782	(5,596)	$2,617
Unvested at September 30, 2024	285,611	$2,972	188,785	$2,709
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

The following table summarizes the activity in stock options during the nine months ended September 30, 2024:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2023	25,523	$1,411	$55	6.4
Exercised	(7,906)	$1,411	$17
Balance, September 30, 2024	17,617	$1,411	$49	5.6
Exercisable at September 30, 2024	17,617	$1,411	$49	5.6

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average number of basic common shares outstanding	33,401	35,570	33,814	36,615
Weighted-average dilutive stock options, restricted stock units, and performance share units	215	231	229	211
Assumed conversion of convertible senior notes	248	186	235	145
Weighted-average number of diluted common and common equivalent shares outstanding	33,864	35,987	34,278	36,971

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type at September 30, 2024 and December 31, 2023 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
September 30, 2024
Long-term investments:
Equity securities with readily determinable fair values	$715	$—	$(360)	$355
Equity securities of private entities	111	259	(225)	145
Total long-term investments	$826	$259	$(585)	$500

December 31, 2023
Short-term investments:
Debt securities:
International government securities	$63	$—	$—	$63
U.S. government securities (1)	152	—	(1)	151
Corporate debt securities	365	—	(3)	362
Total short-term investments	$580	$—	$(4)	$576
Long-term investments:
Equity securities with readily determinable fair values	$715	$—	$(404)	$311
Equity securities of private entities	78	259	(208)	129
Total long-term investments	$793	$259	$(612)	$440
(1)    Includes investments in U.S. municipal bonds.

The Company has classified its investments in debt securities as available-for-sale debt securities. The aggregate unrealized gains and losses on the available-for-sale debt securities, net of tax, are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet at December 31, 2023.

Equity securities with readily determinable fair values include the Company's investments in DiDi Global Inc. and Grab Holdings Limited, with fair values of $185 million and $161 million, respectively, at September 30, 2024 and $155 million and $143 million, respectively, at December 31, 2023. Net unrealized gains related to these investments are included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2023, the Company sold its entire investment in Meituan for $1.7 billion, resulting in a loss of $149 million included in "Other income (expense), net" in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2023. The cost basis of the Company's investment in Meituan was $450 million.

The Company's investments in equity securities of private entities at September 30, 2024 and December 31, 2023 include $51 million originally invested in Yanolja Co., Ltd. ("Yanolja"). The Company evaluated its investment in Yanolja for impairment as of June 30, 2023 and recognized an impairment charge of $24 million during the nine months ended September 30, 2023 (see Note 6). The carrying value of the Company's investment in Yanolja was $98 million at September 30, 2024 and December 31, 2023.

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

Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and nonrecurring basis, as applicable, are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$14,258	$—	$—	$14,258
Certificates of deposit	95	—	—	95
Long-term investments:
Equity securities	355	—	—	355
Derivatives:
Foreign currency exchange derivatives	—	114	—	114
Total assets at fair value	$14,708	$114	$—	$14,822
LIABILITIES:
Foreign currency exchange derivatives	$—	$65	$—	$65

December 31, 2023
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

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of September 30, 2024 and December 31, 2023, the Company did not designate any derivatives as hedges for accounting purposes.

For the Company's foreign currency exchange derivatives outstanding as of September 30, 2024 and December 31, 2023, the notional amounts of the foreign currency purchases were $8.5 billion and $4.9 billion, respectively, and the notional amounts of the foreign currency sales were $4.3 billion and $4.2 billion, respectively. The notional amount of a foreign currency exchange derivative contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gains (losses) on foreign currency exchange derivatives	$130	$(56)	$(32)	$(140)

Other Financial Assets and Liabilities

At September 30, 2024 and December 31, 2023, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 includes receivables from customers of $2.3 billion and $1.9 billion, respectively, and receivables from payment processors and networks of $1.3 billion. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of year	$137	$117
Provision charged to earnings	152	103
Write-offs and other adjustments	(158)	(104)
Balance, end of period	$131	$116

8.    INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2024 and December 31, 2023 consist of the following (in millions):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Trade names	$1,816	$(985)	$831	$1,812	$(911)	$901	3 - 20 years
Supply and distribution agreements	1,410	(832)	578	1,402	(759)	643	3 - 20 years
Other intangible assets	331	(290)	41	330	(261)	69	Up to 20 years
Total intangible assets	$3,557	$(2,107)	$1,450	$3,544	$(1,931)	$1,613

Intangible assets are amortized on a straight-line basis. Amortization expense for the intangible assets was $55 million for the three months ended September 30, 2024 and 2023 and $166 million for the nine months ended September 30, 2024 and 2023.

The carrying value of the Company's goodwill at September 30, 2024 and December 31, 2023 was $2.8 billion and is stated net of cumulative impairment charges of $2.0 billion. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of September 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of September 30, 2024, the Company performed its annual goodwill impairment test and concluded that there was no impairment of goodwill.

9.    DEBT

Revolving Credit Facility

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for information related to the Company's unsecured revolving credit facility that extends a revolving line of credit of up to $2 billion to the Company. In May 2024, the Company extended the maturity date of the revolving credit facility from May 2028 to May 2029 pursuant to an extension request under the credit agreement. At September 30, 2024 and December 31, 2023, there were no borrowings outstanding and $26 million and $18 million, respectively, of letters of credit issued under the revolving credit facility.

Outstanding Debt

Outstanding debt at September 30, 2024 and December 31, 2023 consists of the following (in millions):

	September 30, 2024		December 31, 2023
	Outstanding Principal Amount	Carrying Value (1)	Outstanding Principal Amount	Carrying Value (1)
2.375% (€1 Billion) Senior Notes due September 2024 (2)	$—	$—	$1,105	$1,104
3.65% Senior Notes due March 2025 (3)	500	500	500	499
0.1% (€950 Million) Senior Notes due March 2025 (3)	1,060	1,059	1,050	1,048
0.75% Convertible Senior Notes due May 2025 (2) (3)	862	860	862	857
3.6% Senior Notes due June 2026	1,000	999	1,000	998
4.0% (€750 Million) Senior Notes due November 2026	837	835	828	825
1.8% (€1 Billion) Senior Notes due March 2027	1,116	1,115	1,105	1,103
3.55% Senior Notes due March 2028	500	499	500	499
0.5% (€750 Million) Senior Notes due March 2028	837	835	828	825
3.625% (€500 Million) Senior Notes due November 2028	558	556	552	549
3.5% (€500 Million) Senior Notes due March 2029	558	556	—	—
4.25% (€750 Million) Senior Notes due May 2029	837	832	828	823
4.625% Senior Notes due April 2030	1,500	1,493	1,500	1,492
4.5% (€1 Billion) Senior Notes due November 2031	1,116	1,109	1,105	1,098
3.625% (€650 Million) Senior Notes due March 2032	725	720	—	—
4.125% (€1.25 Billion) Senior Notes due May 2033	1,396	1,381	1,381	1,367
4.75% (€1 Billion) Senior Notes due November 2034	1,116	1,108	1,105	1,097
3.75% (€850 Million) Senior Notes due March 2036	949	934	—	—
4.0% (€750 Million) Senior Notes due March 2044	837	821	—	—
Total outstanding debt	$16,304	$16,212	$14,249	$14,184
Short-term debt	$2,422	$2,419	$1,967	$1,961
Long-term debt	$13,882	$13,793	$12,282	$12,223
(1)    The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $92 million and $65 million as of September 30, 2024 and December 31, 2023, respectively.
(2)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2023.
(3)    Included in "Short-term debt" in the Unaudited Consolidated Balance Sheet as of September 30, 2024.

Fair Value of Debt

At September 30, 2024 and December 31, 2023, the estimated fair value of outstanding debt was approximately $17.8 billion and $15.2 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount at September 30, 2024 and December 31, 2023 primarily relates to the conversion premium on the convertible senior notes due in May 2025.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a current conversion price of $1,873 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. At September 30, 2024 and December 31, 2023, the estimated fair value of the May 2025 Notes was $1.9 billion and $1.6 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Based on the closing sales prices of the Company's common stock for the prescribed measurement periods, the May 2025 Notes were convertible at the option of the holder starting the second calendar quarter of 2023 and continue to be convertible during the fourth calendar quarter of 2024.

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
(1)    Represents the coupon interest rate adjusted for deferred debt issuance costs and premiums or discounts existing at the origination of the debt.

The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of the Company's common stock and to redeem or repay outstanding indebtedness.

In September 2024, the Company paid $1.1 billion on the maturity of the Senior Notes due September 2024. In March 2023, the Company paid $500 million on the maturity of the Senior Notes due March 2023. In addition, the Company paid the applicable accrued and unpaid interest relating to each of these senior notes.

Interest expense related to other senior notes consists primarily of coupon interest expense of $137 million and $391 million for the three and nine months ended September 30, 2024, respectively, and $109 million and $301 million for the three and nine months ended September 30, 2023, respectively.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the nine months ended September 30, 2024 and 2023, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $2.3 billion to $5.3 billion and from $5.9 billion to $8.4 billion, respectively.

10.    TREASURY STOCK AND DIVIDENDS

At December 31, 2023, the Company had a total remaining authorization of $13.7 billion related to a program authorized by the Company's Board of Directors ("the Board") in 2023 to repurchase up to $20 billion of the Company's common stock. At September 30, 2024, the Company had a total remaining authorization of $8.8 billion to repurchase its common stock. The Company expects to complete the share repurchases under the remaining authorization by the end of 2026, assuming no major downturn in the travel market. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and nine months ended September 30, 2024 and 2023 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	464	$1,767	867	$2,616	1,345	$4,978	2,856	$7,776
General authorization for shares withheld on stock award vesting	2	9	3	9	94	330	70	185
Total	466	$1,776	870	$2,625	1,439	$5,308	2,926	$7,961

Stock repurchases of $20 million in September 2024 were settled in October 2024.

For the nine months ended September 30, 2024 and 2023, the Company remitted employee withholding taxes of $329 million and $185 million, respectively, to the tax authorities, which may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

The Company recorded an estimated excise tax liability for share repurchases of $141 million and $96 million as of September 30, 2024 and December 31, 2023, respectively. The excise tax liability is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

During the nine months ended September 30, 2024, the Company paid cash dividends of $885 million. In October 2024, the Board declared a cash dividend of $8.75 per share of common stock, payable on December 31, 2024 to stockholders of record as of the close of business on December 6, 2024.

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

The Company's effective tax rates for the three and nine months ended September 30, 2024 were 12.3% and 16.0%, respectively, compared to 20.3% and 19.8% for the three and nine months ended September 30, 2023, respectively. The Company's 2024 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below) and a reduction to the Company's 2018 federal one-time deemed repatriation liability, pursuant to the U.S. Tax Cuts and Jobs Act ("Tax Act"), resulting from a recent U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, partially offset by higher international tax rates, unrecognized tax benefits and U.S. federal and state tax associated with the Company's international earnings. The Company's 2023 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates and certain non-deductible expenses.

The Company's effective tax rates for the three and nine months ended September 30, 2024 were lower than the effective tax rates for the three and nine months ended September 30, 2023, primarily due to a reduction to the Company's 2018 federal one-time deemed repatriation liability, pursuant to the Tax Act, resulting from a recent U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, partially offset by higher unrecognized tax benefits and higher U.S. federal and state tax associated with the Company's international earnings. The Company recorded a net tax expense reduction of $250 million during the three and nine months ended September 30, 2024 related to its 2018 federal one-time deemed repatriation liability.

During the three and nine months ended September 30, 2024 and 2023, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2024 and 2023 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at September 30, 2024 and December 31, 2023 was $262 million and $67 million, respectively. As of September 30, 2024, net unrecognized tax benefits of $237 million, if recognized, would impact the effective tax rate. As of September 30, 2024 and December 31, 2023, total gross interest and penalties accrued was $7 million. The increase in unrecognized tax benefits primarily relates to certain 2018 U.S. federal taxes that are impacted by the recent U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner. The majority of unrecognized tax benefits are included in "Other assets, net" in the Unaudited Consolidated Balance Sheet as of September 30, 2024. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next 12 months.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Foreign currency translation adjustments					Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (1)		Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (2)	Before tax	Tax

Three Months Ended September 30, 2024
Balance, June 30, 2024	$(644)	$124	$266	$(70)	$(324)	$—	$—	$—	$(324)
Other comprehensive income (loss) ("OCI") for the period	226	(67)	(180)	42	21	—	—	—	21
Balance, September 30, 2024	$(418)	$57	$86	$(28)	$(303)	$—	$—	$—	$(303)

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(537)	$94	$171	$(48)	$(320)	$(4)	$1	$(3)	$(323)
OCI for the period	119	(37)	(85)	20	17	4	(1)	3	20
Balance, September 30, 2024	$(418)	$57	$86	$(28)	$(303)	$—	$—	$—	$(303)

Three Months Ended September 30, 2023
Balance, June 30, 2023	$(476)	$76	$163	$(46)	$(283)	$(11)	$3	$(8)	$(291)
OCI for the period	(240)	46	259	(61)	4	3	(1)	2	6
Balance, September 30, 2023	$(716)	$122	$422	$(107)	$(279)	$(8)	$2	$(6)	$(285)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(579)	$93	$310	$(81)	$(257)	$(13)	$3	$(10)	$(267)
OCI for the period	(137)	29	112	(26)	(22)	5	(1)	4	(18)
Balance, September 30, 2023	$(716)	$122	$422	$(107)	$(279)	$(8)	$2	$(6)	$(285)
(1)    Net investment hedges balance at September 30, 2024 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
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

In October 2022, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other OTCs. In January 2024, the CNMC notified Booking.com of its draft decision to impose a fine of 486 million Euros and to restrict certain business practices such as those relating to parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to customers. In July 2024, the CNMC notified Booking.com of its decision to impose a fine of 413 million Euros, which reflects a decrease of approximately 72 million Euros from the draft decision. The business restrictions were not materially changed from the draft decision. Booking.com does not agree with the rationale stated in the decision and certain of the restrictions imposed, and has filed an appeal. Although the Company disagrees with the rationale stated in the decision, the Company accrued a loss of 486 million Euros ($530 million) during the year ended December 31, 2023. As of June 30, 2024, to align with the CNMC's reduced fine, the Company recorded a decrease of 72 million Euros ($78 million) in its accrual, which is reflected in "General and administrative" expenses in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2024. The related liability is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

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

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately 251 million Euros ($280 million) for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. Based on the Company's expectation that the Italian assessments for 2013 through 2018, and any transfer pricing assessments received for subsequent open years, will be settled through the MAP process, and after considering potential resolution amounts, 33 million Euros ($37 million) have been reflected in net unrecognized tax benefits, the majority of which is recorded to "Other assets, net" in the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023. This unrecognized tax benefit is partially offset by a deferred income tax benefit of 15 million Euros ($17 million). As of September 30, 2024, the Company made prepayments of 74 million Euros ($83 million) to the Italian tax authorities to forestall collection enforcement pending the appeal phase of the case. The payments do not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. The payments are included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023.

In June 2024, the Guardia di Finanza ("GdF") of Rome issued a tax audit report to Booking.com, proposing a tax assessment to the Italian Tax Authorities ("ITA") of 396 million Euros ($442 million), excluding penalties and interest, for June 2017 through December 2023. The GdF alleged that a 2017 law (the "STR Law") obliged Booking.com to withhold and remit 21% of the total transaction value for the income tax liabilities of certain short-term rental partners in Italy for the period under audit. While the Company believes that Booking.com has been and continues to be in compliance with Italian tax laws, the Company expects to enter into a settlement agreement with the ITA in November 2024 to resolve the matter.

In light of the proposed settlement, without admitting liability, the Company accrued an additional amount of 329 million Euros ($365 million) for this matter, which is reflected in "General and administrative" expenses in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2024. The related liability is included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet as of September 30, 2024. The final amount owed in respect of 2023 could be reduced after the assessment of taxes paid by impacted partners through their individual income tax returns for this period.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which it is currently participating. BPF instituted legal proceedings and in 2016 the District Court of Amsterdam rejected all of BPF's claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF's claims, in each case by ruling that Booking did not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com B.V. met the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com B.V. as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal to assess the other defenses brought forward by the Company. In January 2024, that Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999. The Company has filed an appeal of the decision to the Netherlands Supreme Court. Although the Company disagrees with the decision, it accrued a loss of 253 million Euros ($276 million), included in "Personnel" expenses in the Consolidated Statement of Operations for the year ended December 31, 2023. During the three and nine months ended September 30, 2024, the Company recorded additional estimated expenses of 13 million Euros ($14 million) and 50 million Euros ($55 million), respectively, included in "Personnel" expenses in the Unaudited Consolidated Statements of Operations. The related liability is included primarily in "Accounts payable" in the Unaudited Consolidated Balance Sheet as of September 30, 2024 and "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2023. On a go-forward basis, Booking.com B.V. expects to begin paying pension premiums to the BPF scheme or to increase contributions to employees under its existing pension scheme.

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

Other Contractual Obligations and Contingencies

The Company had $652 million and $533 million of standby letters of credit and bank guarantees issued on behalf of the Company as of September 30, 2024 and December 31, 2023, respectively, including those issued under the revolving credit facility. These were obtained primarily for regulatory purposes. See Note 9 for information related to letters of credit issued under the revolving credit facility.

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

14.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency transaction losses (1)	$(365)	$(1)	$(204)	$(102)
Net gains (losses) on equity securities (2)	32	16	27	(151)
Other	1	(4)	4	3
Other income (expense), net	$(332)	$11	$(173)	$(250)
(1)    Foreign currency transaction losses include losses of $343 million and $108 million for the three and nine months ended September 30, 2024, respectively, and gains of $36 million and $2 million for the three and nine months ended September 30, 2023, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9).
(2)    See Note 5 for additional information related to net gains (losses) on equity securities.

15.    OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

As of September 30, 2024 and December 31, 2023, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows due to restricted cash and cash equivalents, primarily related to the Company's travel-related insurance business, which are included in "Other current assets" in the Consolidated Balance Sheets.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $42 million and $39 million for the nine months ended September 30, 2024 and 2023, respectively. See Note 10 for additional information on noncash financing activity related to the excise tax on share repurchases.

During the nine months ended September 30, 2024 and 2023, the Company made income tax payments of $1.7 billion and $1.6 billion, respectively, and interest payments of $615 million and $557 million, respectively.

Terminated Acquisition

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group. The completion of the acquisition was subject to certain closing conditions, including regulatory approvals. In September 2023, the European Commission announced its decision to prohibit the acquisition and consequently a termination fee of 85 million Euros ($90 million) was paid by the Company in October 2023 and recorded in "General and administrative" expenses in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

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

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from advertising services, restaurant reservations and restaurant management services, travel-related insurance services, and other services. See Note 2 to our Unaudited Consolidated Financial Statements for more information.

Trends

In the first quarter of 2024, global room nights increased 9% year-over-year driven primarily by healthy travel demand in Europe and Asia. In the second quarter of 2024, global room nights increased 7% year-over-year, sequentially slower than the first quarter of 2024 primarily due to lower year-over-year growth in Europe. In the third quarter of 2024, global room nights increased 8%, sequentially faster than the second quarter of 2024 primarily due to higher year-over-year growth in Europe.

Quarterly Room Nights and Change versus the prior year

The cancellation rate in the third quarter of 2024 was slightly lower than the cancellation rate in the third quarter of 2023. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expenses at the time a booking is made even though that booking could be canceled in the future if it was booked under a flexible cancellation policy.

Our global average daily rates ("ADRs") decreased by less than 1% on a constant currency basis in the third quarter of 2024 as compared to the third quarter of 2023, driven primarily by a lower mix of room nights in North America, which is a higher ADR region, and a higher mix of room nights from Asia, which is a lower ADR region. Excluding the changes in regional mix, our global ADRs on a constant currency basis increased year-over-year by less than 1%. The year-over-year decrease in our global ADRs has resulted in our accommodation gross bookings growing slower than our room nights in the third quarter of 2024. It is difficult to predict what the trend in industry ADRs will be in the future.

We focus on relentless innovation to grow our business by providing a best-in-class user experience with intuitive, easy-to-use online platforms that aim to exceed the expectations of consumers. We have a long-term strategy to create an ideal traveler experience, offering our customers relevant options and connections at the times and in the language they want them, making trips booked with us seamless, easy, and valuable. We refer to this as the "Connected Trip." The goal of our Connected Trip vision is to offer a differentiated and personalized online travel planning, booking, payment, and in-trip experience for each trip, enhanced by a robust loyalty program that provides value to travelers and partners across all trips. We believe these efforts will help improve traveler loyalty, frequency, and mix of direct bookings over time. We believe these improvements will benefit revenue growth and marketing efficiency in the future, however, to the extent our non-accommodation services have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

We believe that our mobile app is an important platform for experiencing the Connected Trip since the app travels with the traveler. The mix of our room nights booked on a mobile app in the third quarter of 2024 was a mid-fifties percentage, up from a low-fifties percentage in the third quarter of 2023. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with consumers. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of our accommodations, and enable our long-term Connected Trip strategy, Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. The mix of our total gross bookings generated on a merchant basis was 65% in the third quarter of 2024, an increase from 56% in the third quarter of 2023.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $2.2 billion in the third quarter of 2024, up 6% versus the third quarter of 2023 as a result of the year-over-year growth in travel demand in the quarter and our efforts to invest in marketing. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing, meta-search, and social media channels to generate traffic to our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising.

Marketing efficiency, expressed as marketing expenses as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. In recent years, we observed periods of stable or increasing ROIs. Although it is difficult to predict how performance marketing ROIs will change in the future, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and anticipated repeat rates. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. The mix of our room nights booked by consumers coming directly to our platforms was a mid-fifties percentage over the trailing twelve months ended September 30, 2024, and this mix increased versus the trailing twelve months ended September 30, 2023.

Marketing expenses as a percentage of total gross bookings in the third quarter of 2024 were lower than in the third quarter of 2023 due to an increase in the share of room nights booked by consumers coming directly to our platforms and higher performance marketing ROIs, partially offset by increased spend in social media channels. See Part I, Item 1A, Risk Factors - "We face risks relating to our marketing efforts" and "We are dependent on travel service providers, restaurants, search platforms, and other third parties" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Booking.com had approximately 3.9 million total properties on its website at September 30, 2024, consisting of over 475,000 hotels, motels, and resorts and over 3.4 million alternative accommodation properties (including homes, apartments, and other unique places to stay), representing an increase from approximately 3.3 million total properties at September 30, 2023.

The mix of Booking.com's room nights booked for alternative accommodation properties in the third quarter of 2024 was approximately 35%, up versus approximately 33% in the third quarter of 2023. We have observed a longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of these properties on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service or certain partner related costs, related to offering alternative accommodations. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, the price of the travel service is the primary factor determining whether to book. Discounting and couponing (i.e., merchandising) occurs across the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction or offer travel services at a loss in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenues as a percentage of gross bookings.

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

Increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business. For example, the Digital Markets Act ("DMA") and Digital Services Act ("DSA") give regulators in the EU more instruments to investigate and regulate digital businesses and impose new rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" (VLOP) under the DSA. In early 2023, Booking.com received a VLOP designation notice from the European Commission. The Company met the quantitative notification criteria set forth in the DMA and in May 2024, the European Commission designated the Company as a gatekeeper under the DMA. Certain of the DMA's requirements will become enforceable in the fourth quarter of 2024. As a result of the DMA, compliance costs may increase and changes to our products or business practices may be required. For information regarding risks related to the DMA and DSA, please see Part I, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2023. For more information on the impacts of regulations on our business, see Note 13 to our Unaudited Consolidated Financial Statements.

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. See Note 2 to our Unaudited Consolidated Financial Statements for information related to revenues by geographic area. As a result of the movements in foreign currency exchange rates, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Movements in foreign currency exchange rates did not have a meaningful impact on our total gross bookings or revenue growth in the third quarter of 2024 as compared to the third quarter of 2023. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. We enter into foreign currency exchange derivative contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts. In addition, we designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Notes 9 and 14 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates. For more information, see Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Outlook

For the fourth quarter of 2024, we expect:
•the year-over-year growth in room nights will be between 6% and 8%;
•the year-over-year growth in gross bookings will be between 7% and 9%;
•the year-over-year growth in revenues will be between 7% and 9%; and
•operating income will be higher than the fourth quarter of 2023, as the fourth quarter of 2023 was negatively impacted by an accrual of $530 million related to the fine by the Spanish competition authority, as well as an accrual of $276 million related to the Netherlands pension fund matter. Excluding both of those accruals, we expect operating income will be higher than the fourth quarter of 2023.

For the full year 2024, we expect:
•the year-over-year growth in gross bookings will be about 8%;
•the year-over-year growth in revenues will be just below 10%; and
•operating income will be higher than in 2023.

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

Results of Operations
Three and Nine Months Ended September 30, 2024 compared to the Three and Nine Months Ended September 30, 2023

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

Room nights, rental car days, and airline tickets reserved through our services for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Room nights	299	276	8.1%	883	818	7.9%
Rental car days	23	20	16.2%	66	59	12.3%
Airline tickets	13	9	38.7%	36	27	33.3%

Room nights reserved through our services increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, driven primarily by increased travel demand in Europe and Asia. Rental car days reserved through our services increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, driven primarily by year-over-year growth in rental car days reserved on Booking.com. Airline tickets reserved through our services increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, driven primarily by the expansion of the flight offerings at Booking.com and Agoda.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories for the three and nine months ended September 30, 2024 and 2023 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Merchant gross bookings	$28,362	$22,271	27.3%	$79,952	$63,320	26.3%
Agency gross bookings	15,085	17,542	(14.0)%	48,460	55,612	(12.9)%
Total gross bookings	$43,447	$39,813	9.1%	$128,413	$118,932	8.0%

Merchant gross bookings increased and agency gross bookings decreased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, due primarily to the ongoing shift from agency bookings to merchant bookings at Booking.com.

The year-over-year increase in total gross bookings during the three months ended September 30, 2024 was due primarily to the increase in room nights and the positive impact from year-over-year growth in flight gross bookings, partially offset by a decrease in constant currency accommodation ADRs of less than 1%.

The year-over-year increase in total gross bookings during the nine months ended September 30, 2024 was due primarily to the increase in room nights and the positive impact from year-over-year growth in flight gross bookings, partially offset by a negative impact of foreign exchange rate fluctuations, and by a decrease in constant currency accommodation ADRs of less than 1%.

Flight gross bookings increased 28% and 22% year-over-year during the three and nine months ended September 30, 2024, respectively, due to airline ticket growth, partially offset by lower airline ticket prices. Rental car gross bookings increased 15% and 5% year-over-year during the three and nine months ended September 30, 2024, respectively, due primarily to rental car days growth, partially offset by lower average daily car rental prices.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Merchant revenues	$4,972	$3,945	26.0%	$10,806	$8,467	27.6%
Agency revenues	2,753	3,135	(12.2)%	6,660	7,346	(9.3)%
Advertising and other revenues	269	261	3.4%	802	768	4.5%
Total revenues	$7,994	$7,341	8.9%	$18,268	$16,581	10.2%
% of Total gross bookings	18.4%	18.4%		14.2%	13.9%

Merchant revenues increased while agency revenues decreased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due primarily to the ongoing shift from agency revenues to merchant revenues at Booking.com. Advertising and other revenues increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due to growth in advertising revenues at Booking.com as well as growth at OpenTable.

Total revenues as a percentage of gross bookings was 18.4% and 14.2% for the three and nine months ended September 30, 2024, respectively, which compares to 18.4% and 13.9% for the three and nine months ended September 30, 2023, respectively. The year-over-year increase in total revenues as a percentage of gross bookings for the nine months ended September 30, 2024 was due to an increase in revenues related to facilitating payments, partially offset by an increase in the mix of flight gross bookings.

Operating Expenses

Marketing Expenses

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Marketing expenses	$2,151	$2,022	6.4%	$5,700	$5,340	6.7%
% of Total gross bookings	5.0%	5.1%		4.4%	4.5%
% of Total revenues	26.9%	27.5%		31.2%	32.2%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•affiliate programs;
•referrals from meta-search websites;
•offline and online brand marketing; and
•other performance-based marketing.

Our marketing expenses, which are substantially variable in nature, increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, to help drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings in the three and nine months ended September 30, 2024 were lower than in the three and nine months ended September 30, 2023 due primarily to an increase in the share of room nights booked by consumers coming directly to our platforms and higher performance marketing ROIs, partially offset by increased spend in social media channels.

Sales and Other Expenses

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Sales and other expenses	$872	$807	8.2%	$2,370	$2,094	13.3%
% of Total gross bookings	2.0%	2.0%		1.8%	1.8%
% of Total revenues	10.9%	11.0%		13.0%	12.6%

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

Sales and other expenses, which are substantially variable in nature, increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023 due primarily to an increase in merchant transaction costs of $34 million and $171 million, respectively, and an increase in digital services taxes and other similar taxes of $15 million and $63 million, respectively. Sales and other expenses for the nine months ended September 30, 2024 were impacted by an accrual of $17 million related to the Canadian digital services taxes related to the years ended December 31, 2023 and 2022 that were enacted in June 2024 with retrospective effect. Merchant transactions increased year-over-year in the three and nine months ended September 30, 2024 due primarily to the ongoing shift from agency transactions to merchant transactions at Booking.com.

Personnel

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Personnel	$868	$788	10.1%	$2,501	$2,262	10.6%
% of Total revenues	10.9%	10.7%		13.7%	13.6%

Personnel expenses consist primarily of:
•salaries, bonuses, and stock-based compensation;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, due to increases in salary expenses of $50 million and $145 million, respectively, as well as increases in stock-based compensation expense and employee benefits expense, partially offset by a decrease in bonus expense accruals. The year-over-year increase in personnel expenses was impacted by a 3% increase in employee headcount from approximately 23,450 as of September 30, 2023 to 24,200 as of September 30, 2024.

General and Administrative

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
General and administrative	$575	$305	88.2%	$873	$821	6.4%
% of Total revenues	7.2%	4.2%		4.8%	5.0%

General and administrative expenses consist primarily of:
•fees for certain outside professionals;
•occupancy and office expenses;
•certain travel transaction taxes; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, due to an accrual in the third quarter of 2024 related to the proposed settlement of certain Italian indirect tax matters of $365 million, partially offset by the termination fee of $90 million related to the acquisition agreement for the Etraveli Group in the third quarter of 2023. In addition, the year-over-year increase in general and administrative expenses in the nine months ended September 30, 2024 was impacted by a $78 million reduction in the accrual related to the fine imposed by the Spanish competition authority in the second quarter of 2024, as well as accruals in the first half of 2023 related to the settlement of certain indirect tax matters of $62 million.

Information Technology

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Information technology	$194	$187	3.4%	$564	$468	20.5%
% of Total revenues	2.4%	2.5%		3.1%	2.8%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•cloud computing costs and outsourced data center costs;
•payments to contractors; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased year-over-year for the three months ended September 30, 2024 due to an increase in expenses related to cloud software. Information technology expenses increased year-over-year for the nine months ended September 30, 2024 due to increased software license and system maintenance fees, as well as increased cloud computing costs and outsourced data center costs.

Depreciation and Amortization

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Depreciation and amortization	$155	$129	19.7%	$434	$370	17.1%
% of Total revenues	1.9%	1.8%		2.4%	2.2%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, due primarily to increased depreciation of computer equipment, as well as amortization expense related to internally-developed and purchased software.

Interest Expense and Interest and Dividend Income

The following table presents the changes in interest expense and interest and dividend income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Interest expense	$(305)	$(254)	20.2%	$(788)	$(689)	14.4%
Interest and dividend income	327	289	13.5%	863	783	10.3%

Interest expense increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the issuance of senior notes in March 2024 and an increase in the volume of cash management activities with associated interest costs. Interest expense increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the issuance of senior notes in March 2024 and May 2023. Interest and dividend income increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily due to higher money market fund investments.

Other Income (Expense), Net

The following table sets forth the composition of "Other income (expense), net" for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Foreign currency transaction losses	$(365)	$(1)	$(204)	$(102)
Net gains (losses) on equity securities	32	16	27	(151)
Other	1	(4)	4	3
Other income (expense), net	$(332)	$11	$(173)	$(250)

See Note 5 to our Unaudited Consolidated Financial Statements for additional information related to net gains (losses) on equity securities.

Foreign currency transaction losses for the three and nine months ended September 30, 2024 includes losses of $343 million and $108 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and gains of $130 million and losses of $32 million, respectively, on derivative contracts. Foreign currency transaction losses for the three and nine months ended September 30, 2023 includes gains of $36 million and $2 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and losses of $56 million and $140 million, respectively, on derivative contracts.

Income Taxes

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2024	2023		2024	2023
Income tax expense	$352	$638	(44.9)%	$914	$1,003	(8.9)%
% of Income before income taxes	12.3%	20.3%		16.0%	19.8%

Our 2024 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below) and a reduction to our 2018 federal one-time deemed repatriation liability, pursuant to the U.S. Tax Cuts and Jobs Act ("Tax Act"), resulting from a recent U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, partially offset by higher international tax rates, unrecognized tax benefits, and U.S. federal and state tax associated with our international earnings. Our 2023 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates and certain non-deductible expenses.

Our effective tax rates for the three and nine months ended September 30, 2024 were lower compared to the effective tax rates for the three and nine months ended September 30, 2023, primarily due to a reduction to our 2018 federal one-time deemed repatriation liability, pursuant to the Tax Act, resulting from a recent U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, partially offset by higher unrecognized tax benefits and higher U.S. federal and state tax associated with our international earnings. We recorded a net tax expense reduction of $250 million during the three and nine months ended September 30, 2024 related to our 2018 federal one-time deemed repatriation liability.

During the three and nine months ended September 30, 2024 and 2023, a majority of our income was reported in the Netherlands, where Booking.com is based. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the nine months ended September 30, 2024 and 2023 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. For additional information relating to Booking.com's Innovation Box Tax treatment, including associated risks, please see Part I, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

At September 30, 2024, we had $16.3 billion in cash, cash equivalents, and investments, of which approximately $11.1 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for additional information about our cash equivalents and investments. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.

Deferred merchant bookings of $4.9 billion at September 30, 2024 includes cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

At September 30, 2024, we had a remaining transition tax liability of $487 million as a result of the Tax Act, which included $257 million reported as "Long-term U.S. transition tax liability" and $230 million included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. This liability will be paid over the next two years. Due to a recent U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner, a portion of our total transition tax liability may be refunded. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates, and maturity dates. Our revolving credit facility extends a revolving line of credit up to $2 billion to us and provides for the issuance of up to $80 million of letters of credit, as well as up to $100 million of borrowings on same-day notice. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow. At September 30, 2024 there were no borrowings outstanding and $26 million of letters of credit issued under the revolving credit facility. In March 2024, we issued senior notes with varying maturities for an aggregate principal amount of 2.8 billion Euros ($3.0 billion). The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of our common stock and to redeem or repay outstanding indebtedness. In September 2024, we paid $1.1 billion on the maturity of the Senior Notes due September 2024. The convertible senior notes due in May 2025 are currently convertible at the option of the holder and have been classified as "Short-term debt" in the Unaudited Consolidated Balance Sheet as of September 30, 2024. If the note holders exercise their option to convert, we deliver cash to repay the principal amount of the notes and deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount. The outstanding senior notes at September 30, 2024 had cumulative interest to maturity of $3.9 billion, with $529 million payable within the next twelve months.

See Note 10 to our Unaudited Consolidated Financial Statements for additional information related to our share repurchases and dividends declared and paid. During the nine months ended September 30, 2024, we repurchased shares of our common stock for an aggregate cost of $5.3 billion, including $330 million to repurchase shares of our common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation. At September 30, 2024, we had a total remaining authorization of $8.8 billion related to a program authorized by our Board of Directors ("the Board") in 2023 to repurchase up to $20 billion of our common stock. We expect to complete the share repurchases under the remaining authorization by the end of 2026, assuming no major downturn in the travel market. Excise tax obligations that result from our share repurchases are accounted for as a cost of the treasury stock transaction. As of September 30, 2024, we recorded an estimated excise tax liability of $141 million. During the nine months ended September 30, 2024, we paid cash dividends of $885 million. In October 2024, the Board declared a cash dividend of $8.75 per share of common stock, payable on December 31, 2024 to stockholders of record as of the close of business on December 6, 2024.

At September 30, 2024, we had lease obligations of $814 million, of which $194 million is payable within the next twelve months. Additionally, at September 30, 2024, we had, in the aggregate, $1.0 billion of non-cancellable purchase obligations individually greater than $10 million, of which $220 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction.

At September 30, 2024, there were $652 million of standby letters of credit and bank guarantees issued on our behalf, which were obtained primarily for regulatory purposes. See Note 13 to our Unaudited Consolidated Financial Statements for additional information related to our commitments and contingencies.

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

Cash Flow Analysis

Net cash provided by operating activities for the nine months ended September 30, 2024 was $7.6 billion, resulting from net income of $4.8 billion, a favorable net impact from adjustments for non-cash and other items of $1.3 billion, and a favorable net change in working capital and other assets and liabilities of $1.5 billion. Non-cash and other items were principally associated with depreciation and amortization, stock-based compensation expense, provision for expected credit losses and chargebacks, operating lease amortization, and unrealized foreign currency transaction losses related to Euro-denominated debt. For the nine months ended September 30, 2024, deferred merchant bookings and other current liabilities increased by $2.3 billion and accounts receivable increased by $651 million, primarily due to higher business volumes. Merchant revenues increased while agency revenues decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Net cash provided by operating activities for the nine months ended September 30, 2023 was $6.0 billion, resulting from net income of $4.1 billion, a favorable net impact from adjustments for non-cash and other items of $826 million, and a favorable net change in working capital and other assets and liabilities of $1.1 billion. Non-cash and other items were principally associated with deferred income tax benefit, depreciation and amortization, stock-based compensation expense, provision for expected credit losses and chargebacks, net losses on equity securities, and operating lease amortization. For the nine months ended September 30, 2023, deferred merchant bookings and other current liabilities increased by $2.6 billion and accounts receivable increased by $1.5 billion, primarily due to increases in business volumes.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $204 million, resulting mainly from proceeds from the maturity of investments of $590 million, partially offset with additions to property and equipment of $353 million. Net cash provided by investing activities for the nine months ended September 30, 2023 was $1.5 billion, principally resulting from proceeds from the sale and maturity of investments of $1.8 billion, partially offset with additions to property and equipment of $251 million.

Net cash used in financing activities for the nine months ended September 30, 2024 was $4.3 billion, resulting mainly from payments for the repurchase of common stock of $5.3 billion, payment on the maturity of debt of $1.1 billion, and dividends of $885 million, partially offset with proceeds from the issuance of long-term debt of $3.0 billion. Net cash used in financing activities for the nine months ended September 30, 2023 was $6.4 billion, resulting from payments for the repurchase of common stock of $7.9 billion and payment on the maturity of debt of $500 million, partially offset with proceeds from the issuance of long-term debt of $1.9 billion.

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

See Note 9 to our Unaudited Consolidated Financial Statements for information about our convertible senior notes and other debt. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $810 million at September 30, 2024. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls. Our convertible senior notes due in May 2025 are currently convertible at the option of the holder. If the note holders exercise their option to convert, we deliver cash to repay the principal amount of the notes and deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased by 8% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant-currency basis by approximately 9%. Our total revenues increased by 10% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, but without the impact of changes in foreign currency exchange rates, our total revenues increased year-over-year on a constant-currency basis by approximately 11%. See Notes 9 and 14 to our Unaudited Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, and our designation of certain portions of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. A hypothetical 10% decrease in the fair values at September 30, 2024 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $50 million being recognized in net income.

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

In 2022, we began a multi-year implementation to integrate and upgrade certain financial systems and processes, including SAP S4 HANA. As a result of these improvements, there were changes to our internal control over financial reporting processes and procedures. However, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, as the phased integration and upgrade continues, there will be additional changes to our processes and procedures that are likely to impact our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and is incorporated into this Part II, Item 1 by reference thereto.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (Dollars in Billions)
July 1, 2024 –	142,510	(2)	$3,894	142,510	$10.0	(2)
July 31, 2024	146	(3)	$3,905	N/A	N/A

August 1, 2024 –	204,921	(2)	$3,587	204,921	$9.3	(2)
August 31, 2024	2,200	(3)	$3,450	N/A	N/A

September 1, 2024 –	116,577	(2)	$3,945	116,577	$8.8	(2)
September 30, 2024	152	(3)	$3,981	N/A	N/A
Total	466,506			464,008	$8.8
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

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(c)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of April 18, 2024.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).
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

BOOKING HOLDINGS INC.
(Registrant)

Date:	October 30, 2024	By:	/s/ Ewout L. Steenbergen
Name: Ewout L. Steenbergen Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)