Form 10-Q
period 2025-03-31
Booking Holdings Inc.
filed 2025-04-29
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at April 21, 2025:

Common Stock, par value $0.008 per share	32,540,338
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended March 31, 2025

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,578	$16,164
Accounts receivable, net (Allowance for expected credit losses of $137 and $146, respectively)	3,290	3,199
Prepaid expenses, net	530	587
Other current assets	552	541
Total current assets	19,950	20,491
Property and equipment, net	857	832
Operating lease assets	555	559
Intangible assets, net	1,333	1,382
Goodwill	2,816	2,799
Long-term investments	538	536
Other assets, net	1,142	1,109
Total assets	$27,191	$27,708
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,292	$3,824
Accrued expenses and other current liabilities	5,576	6,047
Deferred merchant bookings	6,871	4,031
Short-term debt	655	1,745
Total current liabilities	16,394	15,647
Deferred income taxes	154	289
Operating lease liabilities	476	483
Long-term U.S. transition tax liability	257	257
Other long-term liabilities	653	199
Long-term debt	15,369	14,853
Total liabilities	33,303	31,728
Commitments and contingencies (see Note 13)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,500,484 and 64,276,130, respectively	1	—
Treasury stock: 31,801,349 and 31,329,265 shares, respectively	(50,131)	(47,877)
Additional paid-in capital	7,866	7,707
Retained earnings	36,539	36,525
Accumulated other comprehensive loss	(387)	(375)
Total stockholders' deficit	(6,112)	(4,020)
Total liabilities and stockholders' deficit	$27,191	$27,708

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Merchant revenues	$2,918	$2,388
Agency revenues	1,564	1,763
Advertising and other revenues	280	264
Total revenues	4,762	4,415
Operating expenses:
Marketing expenses	1,777	1,610
Sales and other expenses	702	678
Personnel, including stock-based compensation of $142 and $144, respectively	693	826
General and administrative	142	186
Information technology	200	187
Depreciation and amortization	154	137
Transformation costs	32	—
Total operating expenses	3,700	3,624
Operating income	1,062	791
Interest expense	(649)	(219)
Interest and dividend income	241	243
Other income (expense), net	(258)	122
Income before income taxes	396	937
Income tax expense	63	161
Net income	$333	$776
Net income applicable to common stockholders per basic common share	$10.14	$22.69
Weighted-average number of basic common shares outstanding (in 000's)	32,845	34,206
Net income applicable to common stockholders per diluted common share	$10.07	$22.37
Weighted-average number of diluted common shares outstanding (in 000's)	33,093	34,706

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$333	$776
Other comprehensive loss, net of tax (1)	(12)	(33)
Comprehensive income	$321	$743
(1)    Primarily consists of foreign currency translation adjustments (see Note 12).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Three Months Ended March 31, 2025
Balance, December 31, 2024	64,276	$—	(31,329)	$(47,877)	$7,707	$36,525	$(375)	$(4,020)
Net income	—	—	—	—	—	333	—	333
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12)	(12)
Exercise of stock options and vesting of restricted stock units and performance share units	224	1	—	—	12	—	—	13
Stock-based compensation	—	—	—	—	147	—	—	147
Repurchase of common stock	—	—	(472)	(2,254)	—	—	—	(2,254)
Dividends	—	—	—	—	—	(319)	—	(319)
Balance, March 31, 2025	64,500	$1	(31,801)	$(50,131)	$7,866	$36,539	$(387)	$(6,112)

Three Months Ended March 31, 2024
Balance, December 31, 2023	64,048	$—	(29,650)	$(41,426)	$7,175	$31,830	$(323)	$(2,744)
Net income	—	—	—	—	—	776	—	776
Other comprehensive loss, net of tax	—	—	—	—	—	—	(33)	(33)
Exercise of stock options and vesting of restricted stock units and performance share units	204	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	149	—	—	149
Repurchase of common stock	—	—	(536)	(1,904)	—	—	—	(1,904)
Dividends	—	—	—	—	—	(302)	—	(302)
Balance, March 31, 2024	64,252	$—	(30,186)	$(43,330)	$7,330	$32,304	$(356)	$(4,052)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$333	$776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154	137
Provision for expected credit losses and chargebacks	89	89
Deferred income taxes	(144)	(35)
Stock-based compensation expense	143	144
Operating lease amortization	30	40
Unrealized foreign currency transaction losses (gains) related to Euro-denominated debt	437	(167)
Amortization of debt discount on convertible senior notes	392	—
Change in fair value of the conversion option of the convertible senior notes	(158)	—
Other	(44)	16
Changes in assets and liabilities:
Accounts receivable	(99)	(185)
Prepaid expenses and other current assets	84	(98)
Deferred merchant bookings and other current liabilities	1,903	2,123
Other	163	(136)
Net cash provided by operating activities	3,283	2,704
INVESTING ACTIVITIES:
Proceeds from maturity of investments	—	218
Additions to property and equipment	(121)	(130)
Other investing activities	3	(19)
Net cash (used in) provided by investing activities	(118)	69
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	2,959
Payments on maturity of debt	(1,530)	—
Payments for repurchase of common stock	(2,170)	(1,856)
Dividends paid	(319)	(299)
Other financing activities	52	(20)
Net cash (used in) provided by financing activities	(3,967)	784
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	222	(28)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(580)	3,529
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	16,193	12,135
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$15,613	$15,664

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.    BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by U.S. GAAP for annual financial statements. These Unaudited Consolidated Financial Statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

See "Recent Accounting Pronouncements Adopted" and "Other Recent Accounting Pronouncements" in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

2.    REVENUES

Revenues by Type of Service

Approximately 88% and 89% of the Company's revenues for the three months ended March 31, 2025 and 2024, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Consumer Incentive Programs

At March 31, 2025 and December 31, 2024, liabilities of $125 million and $150 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers.

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

3.    STOCK-BASED COMPENSATION

Restricted stock units and performance share units granted by the Company during the three months ended March 31, 2025 had an aggregate grant-date fair value of $589 million. Restricted stock units and performance share units that vested during the three months ended March 31, 2025 had an aggregate fair value at vesting of $1.1 billion. At March 31, 2025, there was $1.1 billion of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the activity in restricted stock units and performance share units during the three months ended March 31, 2025:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2024	278,723	$2,994	200,154	$2,779

Granted	98,684	$4,946	19,916	$5,054
Vested	(132,600)	$2,768	(83,450)	$2,530
Performance shares adjustment (1)			426	$3,942
Forfeited	(3,950)	$3,290	(3,098)	$2,865
Unvested at March 31, 2025	240,857	$3,913	133,948	$3,291
(1)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results and the impact of modifications, if any.

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

See Note 9 for information on the convertible senior notes due in May 2025. For periods prior to the date of the Company's irrevocable election to settle the conversion premium in cash, the Company used the if-converted method to calculate the dilutive effect of the convertible senior notes.

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Weighted-average number of basic common shares outstanding	32,845	34,206
Weighted-average dilutive stock options, restricted stock units, and performance share units	248	290
Assumed conversion of convertible senior notes	—	210
Weighted-average number of diluted common and common equivalent shares outstanding	33,093	34,706

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type:

(in millions)	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
March 31, 2025
Equity securities with readily determinable fair values	$715	$—	$(321)	$394
Equity securities of private entities	111	259	(226)	144
Total long-term investments	$826	$259	$(547)	$538
December 31, 2024
Equity securities with readily determinable fair values	$715	$—	$(324)	$391
Equity securities of private entities	111	259	(225)	145
Total long-term investments	$826	$259	$(549)	$536

Equity securities with readily determinable fair values include the Company's investments in Grab Holdings Limited and DiDi Global Inc., with fair values of $192 million and $190 million, respectively, at March 31, 2025 and $200 million and $179 million, respectively, at December 31, 2024.

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
Level 3: Unobservable inputs are used when little or no market data is available.

Financial assets and liabilities measured at fair value on a recurring basis are classified in the categories described in the table below:

(in millions)	Level 1	Level 2	Total
March 31, 2025
ASSETS:
Money market fund investments and certificates of deposit (1)	$14,284	$—	$14,284
Investments in equity securities	394	—	394
Foreign currency exchange derivatives	—	73	73
LIABILITIES:
Foreign currency exchange derivatives	$—	$82	$82
Embedded derivative liability	—	1,142	1,142
December 31, 2024
ASSETS:
Money market fund investments and certificates of deposit (1)	$14,926	$—	$14,926
Investments in equity securities	391	—	391
Foreign currency exchange derivatives	—	70	70
LIABILITIES:
Foreign currency exchange derivatives	$—	$93	$93
Embedded derivative liability	—	1,300	1,300
(1)    Primarily consists of money market fund investments.

Investments

See Note 5 for additional information related to the Company's investments.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of March 31, 2025 and December 31, 2024, the Company did not designate any derivatives as hedges for accounting purposes.

For the Company's foreign currency exchange derivatives outstanding as of March 31, 2025 and December 31, 2024, the notional amounts of the foreign currency purchases were $9.1 billion and $8.2 billion, respectively, and the notional amounts of the foreign currency sales were $4.7 billion and $5.5 billion, respectively. The notional amount of a foreign currency exchange derivative contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Gains (losses) on foreign currency exchange derivatives	$59	$(85)

See Note 9 for information on the embedded derivative liability related to the convertible senior notes due in May 2025.

Other Financial Assets and Liabilities

At March 31, 2025 and December 31, 2024, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the fair value of the Company's outstanding senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 includes receivables from customers of $1.8 billion and $2.0 billion, respectively, and receivables from payment processors and networks of $1.4 billion and $1.2 billion, respectively. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses. In addition, the Company had prepayments to certain accommodation travel service provider customers of $61 million and $49 million primarily included in "Prepaid expenses, net" in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables:

	Three Months Ended March 31,
(in millions)	2025	2024
Balance, beginning of year	$146	$137
Provision charged to earnings	33	45
Write-offs and other adjustments	(42)	(25)
Balance, end of period	$137	$157

8.    INTANGIBLE ASSETS AND GOODWILL

The carrying value of the Company's intangible assets, which consists primarily of trade names and supply and distribution agreements, at March 31, 2025 and December 31, 2024, was $1.3 billion and $1.4 billion, respectively, and is stated net of accumulated amortization of $2.2 billion and $2.1 billion, respectively. Amortization expense of intangible assets was $54 million and $55 million for the three months ended March 31, 2025 and 2024, respectively.

The carrying value of the Company's goodwill at March 31, 2025 and December 31, 2024 was $2.8 billion and is stated net of cumulative impairment charges of $2.0 billion.

9.    DEBT

Revolving Credit Facility

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for information related to the Company's unsecured revolving credit facility that extends a revolving line of credit of up to $2 billion to the Company. At March 31, 2025 and December 31, 2024, there were no borrowings outstanding and $24 million and $26 million, respectively, of letters of credit issued under the revolving credit facility.

Outstanding Debt

Outstanding debt consists of the following:

	March 31, 2025		December 31, 2024
(in millions)	Outstanding Principal Amount	Carrying Value (1)	Outstanding Principal Amount	Carrying Value (1)
3.65% Senior Notes due March 2025 (2)	$—	$—	$500	$500
0.1% (€950 Million) Senior Notes due March 2025 (2)	—	—	984	984
0.75% Convertible Senior Notes due May 2025 (2) (3)	784	655	784	261
3.6% Senior Notes due June 2026	1,000	999	1,000	999
4.0% (€750 Million) Senior Notes due November 2026	810	809	777	775
1.8% (€1 Billion) Senior Notes due March 2027	1,080	1,079	1,035	1,034
3.55% Senior Notes due March 2028	500	499	500	499
0.5% (€750 Million) Senior Notes due March 2028	810	808	777	774
3.625% (€500 Million) Senior Notes due November 2028	540	538	518	516
3.5% (€500 Million) Senior Notes due March 2029	540	538	518	516
4.25% (€750 Million) Senior Notes due May 2029	810	806	777	772
4.625% Senior Notes due April 2030	1,500	1,494	1,500	1,494
4.5% (€1 Billion) Senior Notes due November 2031	1,080	1,074	1,035	1,030
3.625% (€650 Million) Senior Notes due March 2032	702	698	673	669
3.25% (€600 Million) Senior Notes due November 2032	648	641	621	614
4.125% (€1.25 Billion) Senior Notes due May 2033	1,351	1,337	1,294	1,282
4.75% (€1 Billion) Senior Notes due November 2034	1,080	1,073	1,035	1,028
3.75% (€850 Million) Senior Notes due March 2036	919	904	880	866
3.75% (€500 Million) Senior Notes due November 2037	540	537	518	514
4.0% (€750 Million) Senior Notes due March 2044	810	795	777	762
3.875% (€700 Million) Senior Notes due March 2045	757	740	725	709
Total outstanding debt	$16,261	$16,024	$17,228	$16,598
Short-term debt	$784	$655	$2,268	$1,745
Long-term debt	$15,477	$15,369	$14,960	$14,853
(1)    The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $237 million and $630 million as of March 31, 2025 and December 31, 2024, respectively.
(2)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2024.
(3)    Included in "Short-term debt" in the Unaudited Consolidated Balance Sheet as of March 31, 2025.

Fair Value of Debt

At March 31, 2025 and December 31, 2024, the fair value of outstanding debt was approximately $17.5 billion and $18.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The fair value of the Company's debt in excess of the outstanding principal amount at March 31, 2025 and December 31, 2024 primarily relates to the conversion premium, which is the conversion value in excess of the principal amount, on the convertible senior notes due in May 2025 (the "May 2025 Notes").

Convertible Senior Notes

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for information related to the May 2025 Notes. The May 2025 Notes are convertible at a current conversion price of $1,866.02 per share. At March 31, 2025 and December 31, 2024, the fair value of the May 2025 Notes was $1.9 billion and $2.1 billion, respectively.

Upon issuance and subsequent balance sheet-date reassessments through September 30, 2024, the conversion option of the May 2025 Notes qualified for the equity scope exception under Accounting Standards Codification ("ASC") 815 Derivatives and Hedging because the Company had the option to deliver either cash or shares of the Company's common stock to satisfy the conversion premium. Under such exception, the conversion option is not required to be accounted for as a separate instrument. On November 1, 2024, the Company irrevocably elected to settle the conversion premium in cash. Upon that election, the conversion option no longer qualified for the exception and was deemed to be an embedded derivative which required bifurcation from the debt contract. Upon bifurcation of the conversion option, the Company recorded an embedded derivative liability at fair value of $1.2 billion, a debt discount of $783 million reducing the carrying value of the May 2025 Notes to zero, and a loss of $428 million. The debt discount is amortized over the remaining term of the May 2025 Notes using the straight-line method. The fair value of the embedded derivative liability was $1.1 billion and $1.3 billion at March 31, 2025 and December 31, 2024, respectively, and is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The unamortized debt discount and debt issuance costs was $129 million and $523 million at March 31, 2025 and December 31, 2024, respectively.

The Company recognized the following activity related to the conversion option of the May 2025 Notes in its Unaudited Consolidated Statement of Operations:

(in millions)	Classification in Unaudited Consolidated Statement of Operations	Three Months Ended
		March 31, 2025
Change in fair value of the embedded derivative	Other income (expense), net	$158
Amortization of debt discount	Interest expense	(392)
Total charges		$(234)

The fair values of the May 2025 Notes and the embedded derivative liability were both considered as "Level 2" fair value measurements (see Note 6).

Nonconvertible Senior Notes

In March 2025, the Company paid $1.5 billion on the maturity of the 3.65% and 0.1% Senior Notes due March 2025. In addition, the Company paid the applicable accrued and unpaid interest relating to each of these senior notes. Interest expense related to nonconvertible senior notes consists primarily of coupon interest expense of $144 million and $118 million for the three months ended March 31, 2025 and 2024, respectively.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the three months ended March 31, 2025 and 2024, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $2.9 billion to $4.0 billion and from $2.3 billion to $3.1 billion, respectively.

10.    TREASURY STOCK AND DIVIDENDS

In the first quarter of 2025, the Company's Board of Directors ("the Board") authorized a program to repurchase up to $20 billion of the Company's common stock. At March 31, 2025, the Company had a total remaining authorization of $25.9 billion related to share repurchase programs authorized by the Board. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities:

(in millions, except for shares, which are reflected in thousands)	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	373	$1,763	446	$1,589
General authorization for shares withheld on stock award vesting	99	491	90	315
Total	472	$2,254	536	$1,904

For the three months ended March 31, 2025 and 2024, the Company remitted employee withholding taxes of $447 million and $286 million, respectively, to tax authorities, which may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows. Additionally, stock repurchases of $49 million in March 2025 were settled in April 2025.

As of March 31, 2025 and December 31, 2024, the Company recorded estimated liabilities of $67 million and $56 million, respectively, related to excise taxes on share repurchases, which are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

During the three months ended March 31, 2025 and 2024, the Board declared quarterly cash dividends of $9.60 and $8.75, respectively, per share of common stock and the Company paid $319 million and $299 million, respectively, in total cash dividends. In April 2025, the Board declared a cash dividend of $9.60 per share of common stock, payable on June 30, 2025 to stockholders of record as of the close of business on June 6, 2025.

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

The Company's effective tax rate for the three months ended March 31, 2025 was 15.8% compared to 17.1% for the three months ended March 31, 2024. The Company's 2025 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates, U.S federal and state tax associated with the Company's international earnings, and non-deductible expenses related to the May 2025 Notes. The Company's 2024 effective tax rate differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates, certain non-deductible expenses, and U.S. federal and state tax associated with the Company's international earnings.

The Company's effective tax rate for the three months ended March 31, 2025 was lower than the effective tax rate for the three months ended March 31, 2024, primarily due to certain higher discrete tax benefits, certain lower non-deductible expenses, and lower international tax rates, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax, and higher U.S. federal and state tax associated with the Company's international earnings.

During the three months ended March 31, 2025 and 2024, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three months ended March 31, 2025 and 2024 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at March 31, 2025 and December 31, 2024 was $263 million and $260 million, respectively. As of March 31, 2025, net unrecognized tax benefits of $238 million, if recognized, would impact the effective tax rate. As of March 31, 2025 and December 31, 2024, total gross interest and penalties accrued was $7 million and $6 million, respectively. The majority of unrecognized tax benefits are included in "Other assets, net" in the Unaudited Consolidated Balance Sheet as of March 31, 2025. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next 12 months.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component:

(in millions)	Foreign currency translation adjustments					Net unrealized (losses) gains on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges		Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax	Before tax	Tax

Three Months Ended March 31, 2025
Balance, December 31, 2024	$(769)	$130	$356	$(92)	$(375)	$—	$—	$—	$(375)
Other comprehensive income (loss) ("OCI") for the period	127	(41)	(129)	31	(12)	—	—	—	(12)
Balance, March 31, 2025	$(642)	$89	$227	$(61)	$(387)	$—	$—	$—	$(387)

Three Months Ended March 31, 2024
Balance, December 31, 2023	$(537)	$94	$171	$(48)	$(320)	$(4)	$1	$(3)	$(323)
OCI for the period	(80)	(6)	66	(15)	(35)	3	(1)	2	(33)
Balance, March 31, 2024	$(617)	$88	$237	$(63)	$(355)	$(1)	$—	$(1)	$(356)

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

Online travel platforms have been the subject of investigations or inquiries by national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues, and other areas. The Company is and has been involved in many such investigations and from time to time has made commitments regarding future business practices or activities, such as agreeing to narrow the scope of its contractual parity provisions with accommodation providers. Some of these investigations have resulted in fines and the Company could incur additional fines and/or be restricted in certain of its business practices in the future.

In 2024, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") imposed a fine and restricted certain of Booking.com's business practices such as those relating to contractual parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to customers. Booking.com does not agree with the rationale stated in the decision and the restrictions imposed, and has filed an appeal. In February 2025, the Spanish National Court ruled that the CNMC decision, including payment of the fine, is suspended pending the outcome of the appeal. The CNMC and certain third parties have sought to clarify the scope of the court's ruling, including its suspensory effect. In connection with the suspension of the fine payment, Booking.com entered into a bank guarantee arrangement in April 2025. Although the Company disagrees with the rationale stated in the CNMC decision, it recorded a liability for this matter with $446 million included in "Other long-term liabilities" and $428 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

In 2017, the Swiss Price Surveillance Office (the "Swiss PSO") opened an investigation into the level of commissions of Booking.com in Switzerland. Booking.com anticipates a negative decision ordering a reduction of commission in Switzerland. The exact scope, impact, and timing of its effects will depend on the order. Booking.com does not agree with the rationale underlying this expected negative decision and the restrictions expected to be imposed, and is continuing to engage with the Swiss PSO prior to the order being finalized. If the order were to become final, Booking.com plans to challenge it. In July 2023, the Polish Office of Competition and Consumer Protection opened an investigation into Booking.com's identification of private and professional hosts and its messaging in relation to obligations owed to consumers, and the investigation is ongoing. In the first quarter of 2025, Booking.com and Agoda each received a draft decision from the French Directorate General for Competition Policy, Consumer Affairs, and Fraud Control ("DGCCRF") relating to certain business practices. In respect of Booking.com, these include contractual terms with hotel partners relating to participation in a price competitiveness program funded by Booking.com, commissions being charged over the total price, and the ability of hotel partners to contact customers that make bookings on Booking.com. Discussions with the DGCCRF are ongoing. If any of the investigations were to find that the Company's practices violated the respective laws, or as part of a negotiated resolution, the Company may face significant fines, restrictions on its business practices, and/or be required to make other commitments.

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

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation, judgments, or issues could result in private litigation and the Company is currently involved in such litigation. More immediate results could include, among other things, the imposition of fines, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately $271 million for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. Based on the Company's expectation that the Italian assessments for 2013 through 2018, and any transfer pricing assessments received for subsequent open years, will be settled through the MAP process, and after considering potential resolution amounts, $36 million have been reflected in net unrecognized tax benefits, the majority of which is recorded to "Other assets, net" in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024. This unrecognized tax benefit is partially offset by a deferred income tax benefit of $17 million. As of March 31, 2025, the Company made prepayments of $80 million to the Italian tax authorities to forestall collection enforcement pending the appeal phase of the case. The payments do not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. The payments are included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which it is currently participating. BPF instituted legal proceedings against Booking.com B.V. and this litigation has been going on for many years, with multiple judgments from courts. In January 2024, The Hague Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999. Booking.com B.V. filed an appeal against that judgment and this appeal was rejected by the Supreme Court in March 2025. Booking.com B.V. will now change its pension scheme retroactively and going forward in line with the outcome of the litigation and arrangement with BPF. The Company recorded a liability for this matter with $196 million and $336 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. The reduction in the accrual during the three months ended March 31, 2025, reflecting the arrangement with BPF which became effective during the period, is recorded in "Personnel" expenses in the Unaudited Consolidated Statement of Operations.

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

Other Contractual Obligations and Contingencies

The Company had $959 million and $650 million of standby letters of credit and bank guarantees issued on behalf of the Company as of March 31, 2025 and December 31, 2024, respectively, including those issued under the revolving credit facility (see Note 9). These were obtained primarily for regulatory purposes and in connection with certain of the litigation matters disclosed above.

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

14.    SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company's portfolio of brands is organized into five operating segments. The Company determined its operating segments based on how its chief operating decision maker ("CODM"), who is the Chief Executive Officer and President, manages the business, makes operating decisions, and evaluates operating performance. The operating segments are aggregated into one reportable segment based on the similarity in economic characteristics, other qualitative factors, and the objectives and principles of ASC 280, Segment Reporting.

The CODM reviews revenues and an adjusted measure of earnings before interest, taxes, depreciation, and amortization less additions to property and equipment ("Adjusted EBITDA less Capex") for each operating segment. The following table presents information for the Company's reportable segment. Other segment items include operating expenses such as general and administrative and information technology. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on these expenses.

	Three Months Ended March 31,
(in millions)	2025	2024
Total revenues	$4,762	$4,415
Marketing expenses	1,777	1,610
Sales and other expenses	702	678
Personnel expenses	789	773
Other segment items	451	494
Segment Adjusted EBITDA less Capex	$1,043	$860

The following table presents the reconciliation of the Company's segment Adjusted EBITDA less Capex to Income before income taxes:

	Three Months Ended March 31,
(in millions)	2025	2024
Segment Adjusted EBITDA less Capex	$1,043	$860
Additions to property and equipment	110	112
Adjustment related to the Netherlands pension fund matter (1)	129	—
Depreciation and amortization (2)	(154)	(137)
Transformation costs (3)	(32)	—
Interest expense (2)	(649)	(219)
Interest and dividend income (2)	241	243
Net gains (losses) on equity securities (4)	3	(16)
Foreign currency transaction (losses) gains on the remeasurement of certain Euro-denominated debt and accrued interest and debt-related foreign currency derivative instruments (4)	(389)	167
Change in fair value of the conversion option of the convertible senior notes (5)	158	—
Other (6)	(64)	(73)
Income before income taxes	$396	$937
(1)    See Note 13 for additional information.
(2)    See the Unaudited Consolidated Statements of Operations.
(3)    See Note 17 for additional information.
(4)    See Note 15 for additional information.
(5)    See Note 9 for additional information.
(6)    Primarily consists of the expenses of corporate headquarters and certain other functional departments.

Stock-based compensation included in the determination of segment Adjusted EBITDA less Capex was $130 million and $123 million for the three months ended March 31, 2025 and 2024, respectively.

Geographic Information

The Company's revenues from its businesses outside of the United States (the "U.S.") consists of the results of Booking.com and Agoda in their entirety and the results of the KAYAK and OpenTable businesses located outside of the U.S. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the U.S. is part of the results of the Company's businesses outside of the U.S.

(in millions)	U.S.	Outside of the U.S. (1)	Total Company
Total revenues for the three months ended March 31,
2025	$586	$4,176	$4,762
2024	$557	$3,858	$4,415
(1)    Includes $3.6 billion and $3.3 billion for the three months ended March 31, 2025 and 2024, respectively, attributed to an entity domiciled in the Netherlands.

15.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Foreign currency transaction (losses) gains (1)	$(420)	$136
Change in fair value of the conversion option of the convertible senior notes (2)	158	—
Other (3)	4	(14)
Other income (expense), net	$(258)	$122
(1)    Foreign currency transaction (losses) gains include losses of $437 million and gains of $167 million for the three months ended March 31, 2025 and 2024, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9).
(2)    See Note 9 for additional information.
(3)    Includes net gains (losses) on equity securities. See Note 5 for additional information.

16.    SUPPLEMENTAL CASH FLOW INFORMATION

As of March 31, 2025 and December 31, 2024, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows due to restricted cash and cash equivalents, primarily related to the Company's travel-related insurance business, which are included in "Other current assets" in the Consolidated Balance Sheets.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $24 million and $16 million for the three months ended March 31, 2025 and 2024, respectively. See Note 10 for additional information on noncash financing activity related to the excise tax on share repurchases.

During the three months ended March 31, 2025 and 2024, the Company made income tax payments of $138 million and $164 million, respectively, and interest payments of $275 million and $136 million, respectively.

17.    TRANSFORMATION COSTS

In November 2024, the Company announced its intention to implement certain organizational changes that are expected to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving its offering to travelers and partners, and better position the Company for the long term (the "Transformation Program"). The Company currently expects that restructuring costs and accelerated investments related to the Transformation Program will be incurred in the next two to three years and anticipates these costs to primarily relate to expected workforce reductions, technology investments, and professional fees. Some details of the Transformation Program are not yet final and remain subject to consultation with works councils, employee representative bodies, and other relevant organizations, legal requirements in multiple jurisdictions, and the Company completing its analysis of overall Transformation Program costs. For the three months ended March 31, 2025, the Transformation Program related costs are recorded in "Transformation costs" in the Unaudited Consolidated Statement of Operations and primarily consist of professional fees.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, including Part I, Item 1A "Risk Factors," as well as our Unaudited Consolidated Financial Statements and accompanying notes and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. The information on our websites is not a part of this Quarterly Report and is not incorporated herein by reference.

We evaluate certain operating and financial measures on both an as-reported and constant currency basis. We calculate constant currency based on the predominant transactional currency in each country, converting our current-year period results in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates.

Overview

Our mission is to make it easier for everyone to experience the world. We aim to provide consumers with a best-in-class experience offering the travel choices they want, with tailored planning, payment, language, and other options, seamlessly connecting them with our travel service provider partners. We offer these services through five primary consumer-facing brands: Booking.com, Priceline, Agoda, KAYAK, and OpenTable. See Note 14 to our Unaudited Consolidated Financial Statements for segment reporting and geographic information.

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from advertising services, restaurant reservation and management services, travel-related insurance offerings, and other services.

Trends

Our global room nights in 2024 increased 9% year-over-year driven primarily by healthy travel demand in Europe and Asia. We saw the booking window expand in 2024 compared to 2023, which benefited year-over-year room night growth. In the first quarter of 2025, global room nights increased 7% year-over-year, driven primarily by increased travel demand in Europe and Asia.

While our first quarter results were strong, we are closely monitoring the uncertain geopolitical and macroeconomic environment and the potential impact it may have on global travel demand. We cannot predict how evolving conditions may affect consumer spending and behavior, travel patterns, our partners, or our ability to conduct our business. At this time, we believe our diversified global portfolio of leading travel brands, flexible platforms, and our strong financial position would help us to navigate a range of economic scenarios. We continue to take a long-term view, staying focused on delivering value to our travelers and partners, maintaining disciplined cost management, and making strategic investments as appropriate.

Quarterly Room Nights and Change versus the prior year

The cancellation rate in the first quarter of 2025 was slightly higher than the first quarter of 2024. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expenses at the time a booking is made even though that booking could be canceled in the future if it was booked under a flexible cancellation policy.

In the first quarter of 2025, our global average daily rates ("ADRs") on a constant currency basis were approximately 1% higher than the prior year. Our global ADRs were negatively impacted by a higher mix of room nights from Asia, which is a lower ADR region. Excluding the changes in regional mix, our global ADRs on a constant currency basis increased year-over-year by about 2%. The year-over-year increase in our global ADRs on a constant currency basis has resulted in constant currency accommodation gross bookings growing faster than our room nights in the first quarter of 2025. It is difficult to predict what the trend in industry ADRs will be in the future.

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

Our mobile app is an important platform for experiencing the Connected Trip since the app travels with the traveler. The mix of our room nights booked on a mobile app in the first quarter of 2025 was a mid-fifties percentage, up from a low-fifties percentage in the first quarter of 2024. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with consumers. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of our accommodations, and enable our long-term Connected Trip strategy, Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form, currency, and timing of payment. The mix of our total gross bookings generated on a merchant basis was 67% in the first quarter of 2025, an increase from 59% in the first quarter of 2024. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Over the trailing twelve months ended March 31, 2025, the incremental revenues from facilitating payments were greater than the associated incremental variable expenses.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $1.8 billion in the first quarter of 2025, up 10% versus the first quarter of 2024 as a result of the year-over-year growth in travel demand in the quarter and our efforts to invest in marketing. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing, meta-search, and social media channels to generate traffic to our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising.

Marketing efficiency, expressed as marketing expenses as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are in some cases outside of our control. Such factors include ADRs, costs per click, cancellation rates, foreign currency exchange rates, search engine bidding algorithms, channel mix, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing and social media marketing campaigns. In recent years, we observed periods of stable or increasing ROIs. Although it is difficult to predict how ROIs will change in the future, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and anticipated repeat rates. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. The mix of our total room nights booked by consumers coming directly to our platforms was a mid-fifties percentage over the trailing twelve months ended March 31, 2025 and was higher if we exclude the room nights booked through affiliate programs (i.e., business-to-business). The mix of total room nights booked by consumers coming directly to our platforms increased year-over-year, which benefited our marketing efficiency in the first quarter of 2025 versus the first quarter of 2024. See Part I, Item 1A, Risk Factors - "We face risks relating to our marketing efforts" and "We are dependent on travel service providers, restaurants, search platforms, and other third parties" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Booking.com had approximately 4.1 million total properties on its website at March 31, 2025, representing an increase from approximately 3.5 million total properties at March 31, 2024. At March 31, 2025, the total properties on Booking.com's website consisted of approximately 3.6 million alternative accommodation properties (including homes, apartments, and other unique places to stay) and approximately 500,000 hotels, motels, and resorts.

The mix of Booking.com's room nights booked for alternative accommodation properties in the first quarter of 2025 was approximately 37%, up versus approximately 36% in the first quarter of 2024. We have observed a longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of these properties on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service or certain partner related costs, related to offering alternative accommodations. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use platform are important factors influencing a consumer's decision to make a reservation, for many consumers the price of the travel service is the primary factor determining whether to book. Discounting and couponing (i.e., merchandising) occurs across the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction or offer travel services at a loss in order to gain market share. As a result, it is important to offer travel services at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and, in the future, may result in lower ADRs and lower revenues as a percentage of gross bookings.

Over the long term, we intend to continue to invest in marketing and promotion, technology, and personnel, as well as exploring strategic alternatives such as acquisitions, within parameters consistent with efforts to improve long-term operating results. To create room for these investments, we intend to continue to look for ways to optimize our expenses.

In November 2024, we announced our intention to implement certain organizational changes, including modernizing processes and systems, initiating an expected workforce reduction, optimizing procurement, and seeking real estate savings (the "Transformation Program"). We continue to believe it is important to make these organizational changes in order to drive further expense efficiency, create room for reinvestment in projects and initiatives that will support the growth of our business over the long run, and further improve our organizational agility. Since the announcement of the Transformation Program, we have initiated actions that we expect will result in savings in future quarters and years. As we are in the early stages of this program and we expect the majority of the run rate savings to be achieved after 2025, such savings were not material to our first quarter results. We continue to expect the Transformation Program to ultimately deliver about $400 to $450 million in annual run rate savings over the next three years as compared to our 2024 expense base. We continue to expect that restructuring costs and accelerated investments related to the Transformation Program will be incurred in the next two to three years and are estimated to be, in the aggregate, approximately one times the expected annual run rate savings.

Many taxing authorities seek to increase tax revenues and have targeted large multinational technology companies in these efforts. Many jurisdictions, particularly in the EU, have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenues earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Rates for these taxes range from 1.5% to 10% of revenues deemed generated in the jurisdiction. We record the applicable digital services taxes in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations. For more information, see Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Increased regulatory focus on large technology companies could result in increased compliance costs or otherwise adversely affect our business. For example, the European Commission designated the Company as a gatekeeper under the Digital Markets Act in 2024 and Booking.com as a "Very Large Online Platform" under the Digital Services Act in 2023. As a result of these designations, we are subject to additional rules and regulations that may not be applicable to our competitors. For more information, see Part I, Item 1A, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 13 to our Unaudited Consolidated Financial Statements.

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. See Note 14 to our Unaudited Consolidated Financial Statements for information related to revenues by geographic area. As a result of movements in foreign currency exchange rates, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by approximately 8% in the first quarter of 2025 as compared to the first quarter of 2024, but without the impact of changes in foreign currency exchange rates our total revenues increased year-over-year on a constant currency basis by approximately 10%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations, such as foreign currency exchange derivative contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to our Unaudited Consolidated Financial Statements for additional information. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Notes 9 and 15 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates. For more information, see Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Outlook

While we have seen stable travel demand trends globally in our business so far in the second quarter, these trends could be negatively impacted by the increased uncertainty in the geopolitical and macroeconomic environment, and the potential impact it may have on consumer spending and behavior, travel patterns, our partners, or our ability to conduct our business.

Taking into account the above, for the second quarter of 2025, on a year-over-year basis we currently expect:
•growth in room nights will be between 4% and 6%;
•growth in gross bookings will be between 10% and 12% on a reported basis and between 6% and 8% on a constant currency basis;
•growth in revenues will be between 10% and 12% on a reported basis and between 6% and 8% on a constant currency basis; and
•operating income will increase on both a reported basis and a constant currency basis.

Due to the increased uncertainty in the geopolitical and macroeconomic environment, we are widening the range of our full year 2025 expectations for constant currency growth relative to our prior expectation. For the full year 2025, on a year-over-year basis we currently expect:
•growth in gross bookings on a constant currency basis will be in a mid to high single digit percentage range;
•growth in revenues on a constant currency basis will be in a mid to high single digit percentage range; and
•operating income will increase on a constant currency basis.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting estimates are important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting estimates for the valuation of investments in private entities, income taxes, and contingencies, see the "Critical Accounting Estimates" section of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

    Valuation of Goodwill and other Long-lived Assets

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. In the accounting for business combinations, the excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination. When the composition of one or more reporting units is changed, goodwill is reassigned to the affected reporting units using a relative fair value approach. A substantial portion of our intangible assets and goodwill relates to the acquisitions of OpenTable, KAYAK, and Getaroom.

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level and our annual goodwill impairment tests are performed as of September 30. As of September 30, 2024, we performed our annual goodwill impairment test and concluded that there was no impairment of goodwill.

The estimation of the recoverable values of asset groups and the fair values of our reporting units reflect numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit's expected growth rates and operating margin and with respect to matters outside of our control, such as discount rates and market comparables. Generally, changes in the assumptions used for comparable company multiples would result in directionally similar changes in the fair value and changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. The estimation of fair value requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units. Such changes may include travel service providers reducing or withdrawing from our services, such as those offered by KAYAK, generative AI better enabling or offering alternatives for travel service providers to reach consumers or competitors affecting our ability to market to and reach customers in a cost-efficient way.

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on our Operating and Statistical Metrics, including room nights, rental car days, airline tickets, and merchant and agency gross bookings.

Room nights, rental car days, and airline tickets reserved through our services were as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Room nights	319	297	7.2%
Rental car days	22	21	7.7%
Airline tickets	16	11	44.8%

Room nights reserved through our services increased year-over-year for the three months ended March 31, 2025 driven primarily by increased travel demand in Europe and Asia. Rental car days reserved through our services increased year-over-year for the three months ended March 31, 2025 driven primarily by growth in rental car days reserved on Booking.com and Priceline. Airline tickets reserved through our services increased year-over-year for the three months ended March 31, 2025 driven primarily by the expansion of flight offerings at Booking.com and Agoda.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories were as follows (numbers may not total due to rounding):

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Merchant gross bookings	$31,170	$25,761	21.0%
Agency gross bookings	15,500	17,774	(12.8)%
Total gross bookings	$46,669	$43,535	7.2%

Merchant gross bookings increased year-over-year and agency gross bookings decreased year-over-year for the three months ended March 31, 2025 due primarily to the ongoing shift from agency bookings to merchant bookings at Booking.com. The year-over-year increase in merchant gross bookings during the three months ended March 31, 2025 was also due to strong growth in gross bookings from merchant accommodation reservation services at Agoda and merchant flight reservation services at Booking.com and Agoda.

The year-over-year increase in total gross bookings for the three months ended March 31, 2025 was due primarily to the increase in room nights, as well as the positive impact from year-over-year growth in flight gross bookings and an increase in constant currency accommodation ADRs of approximately 1%, partially offset by a negative impact of foreign exchange rate fluctuations.

Flight gross bookings increased 30% year-over-year for the three months ended March 31, 2025, due to airline ticket growth, partially offset by lower average airline ticket prices. Rental car gross bookings increased 5% year-over-year for the three months ended March 31, 2025, due primarily to rental car days growth, partially offset by lower average daily car rental prices.

Revenues

See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on our revenues, including merchant, agency, and advertising and other revenues. Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases by travelers from travel service providers.

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Merchant revenues	$2,918	$2,388	22.2%
Agency revenues	1,564	1,763	(11.3)%
Advertising and other revenues	280	264	6.0%
Total revenues	$4,762	$4,415	7.9%
% of Total gross bookings	10.2%	10.1%

Merchant revenues increased year-over-year while agency revenues decreased year-over-year for the three months ended March 31, 2025 due primarily to the ongoing shift from agency revenues to merchant revenues at Booking.com. Advertising and other revenues increased year-over-year for the three months ended March 31, 2025 due to growth at OpenTable and growth in advertising revenues at Booking.com and Agoda. The year-over-year growth in total revenues was negatively impacted from the shift in the timing of the Easter holiday relative to last year.

Total revenues as a percentage of gross bookings increased year-over-year for the three months ended March 31, 2025 due to an increase in revenues related to facilitating payments, partially offset by an increase in the mix of flight gross bookings, which have lower revenues as a percentage of gross bookings, and a negative impact from differences in the timing of booking versus travel. The negative impact from differences in timing of booking versus travel was driven by the shift in the timing of the Easter holiday relative to last year.

Operating Expenses

See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the components of our operating expenses and the related accounting policies.

Marketing Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Marketing expenses	$1,777	$1,610	10.4%
% of Total gross bookings	3.8%	3.7%
% of Total revenues	37.3%	36.5%

Our marketing expenses, which are substantially variable in nature, increased year-over-year for the three months ended March 31, 2025, to help drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings in the three months ended March 31, 2025 were higher than in the three months ended March 31, 2024 due to lower performance marketing ROIs, which was driven by changes in paid traffic mix, and increased spend in social media channels. This was partially offset by an increase in the share of room nights booked by consumers coming directly to our platforms as well as lower brand marketing expenses.

Sales and Other Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Sales and other expenses	$702	$678	3.4%
% of Total gross bookings	1.5%	1.6%
% of Total revenues	14.7%	15.4%

Sales and other expenses, which are substantially variable in nature, increased year-over-year for the three months ended March 31, 2025 due primarily to an increase in merchant transaction costs of $27 million. Merchant transactions increased year-over-year for the three months ended March 31, 2025 due primarily to the ongoing shift from agency to merchant transactions at Booking.com. Sales and other expenses as a percentage of total revenues decreased year-over-year in the three months ended March 31, 2025 due to lower provisions for expected credit losses as well as efficiencies in third-party customer service costs, partially offset by the impact of increased merchant transactions, which grew faster than total revenue.

Personnel

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Personnel	$693	$826	(16.1)%
% of Total revenues	14.6%	18.7%

Personnel expenses decreased year-over-year for the three months ended March 31, 2025 primarily due to a $170 million reduction during the three months ended March 31, 2025 in the accrual related to the Netherlands pension fund matter. Salary expenses increased year-over-year for the three months ended March 31, 2025 due to a 2% increase in employee headcount to 24,500 employees, from approximately 24,000 as of March 31, 2024.

General and Administrative

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
General and administrative	$142	$186	(23.4)%
% of Total revenues	3.0%	4.2%

General and administrative expenses decreased year-over-year for the three months ended March 31, 2025 due to a decrease in certain transaction taxes, as well as decreases in personnel-related expenses, occupancy and office expenses, and fees for certain outside professionals.

Information Technology

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Information technology	$200	$187	7.1%
% of Total revenues	4.2%	4.2%

Information technology expenses increased year-over-year for the three months ended March 31, 2025 due to an increase in expenses related to cloud computing costs and outsourced data center costs, as well as software license and system maintenance fees.

Depreciation and Amortization

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Depreciation and amortization	$154	$137	13.1%
% of Total revenues	3.2%	3.1%

Depreciation and amortization expenses increased year-over-year for the three months ended March 31, 2025 due primarily to increased depreciation of computer equipment, as well as amortization expense related to internally-developed and purchased software.

Transformation Costs

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Transformation costs	$32	$—	*
% of Total revenues	0.7%	—%
* Not meaningful

See "Trends" above for additional information on the Transformation Program. For the three months ended March 31, 2025, program related costs, which primarily consist of professional fees, are recorded in "Transformation costs" in the Unaudited Consolidated Statement of Operations. See Note 17 to our Unaudited Consolidated Financial Statements.

Interest Expense and Interest and Dividend Income

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Interest expense	$(649)	$(219)	196.8%
Interest and dividend income	241	243	(0.8)%

Interest expense increased year-over-year for the three months ended March 31, 2025 primarily due to the amortization of debt discount related to the convertible senior notes due in May 2025 (the "May 2025 Notes") (see Note 9 to our Unaudited Consolidated Financial Statements) and the issuance of senior notes in 2024.

Other Income (Expense), Net

	Three Months Ended March 31,
(in millions)	2025	2024
Foreign currency transaction (losses) gains	$(420)	$136
Change in fair value of the conversion option of the convertible senior notes	158	—
Other	4	(14)
Other income (expense), net	$(258)	$122

Foreign currency transaction (losses) gains for the three months ended March 31, 2025 and 2024 include losses of $437 million and gains of $167 million, respectively, related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges, and gains of $59 million and losses of $85 million, respectively, on derivative contracts.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information on our convertible senior notes.

Income Taxes

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024
Income tax expense	$63	$161	(61.1)%
% of Income before income taxes	15.8%	17.1%

Our 2025 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates, U.S. federal and state tax associated with our international earnings, and non-deductible expenses related to the May 2025 Notes. Our 2024 effective tax rate differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates, certain non-deductible expenses, and U.S. federal and state tax associated with our international earnings.

Our effective tax rate for the three months ended March 31, 2025 was lower compared to the effective tax rate for the three months ended March 31, 2024, primarily due to certain higher discrete tax benefits, certain lower non-deductible expenses, and lower international tax rates, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax, and higher U.S. federal and state tax associated with our international earnings.

During the three months ended March 31, 2025 and 2024, a majority of our income was reported in the Netherlands, where Booking.com is based. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three months ended March 31, 2025 and 2024 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. For additional information, see Part I, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Our primary source of funds for operations is the cash flow that we generate from operations. We use our cash for a variety of needs, including ongoing investments in our business, share repurchases, dividends, repayment of debt, and capital expenditures. Our continued access to sources of liquidity depends on multiple factors. See Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events" in our Annual Report on Form 10-K for the year ended December 31, 2024. Our financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. Marketing expenses, personnel expenses, and sales and other expenses are the most significant operating expenses for our business. See our Unaudited Consolidated Statements of Operations and "Trends" and "Results of Operations" above for additional information on marketing expenses, personnel expenses, and sales and other expenses. We believe that our existing cash balances, liquid resources, and access to capital markets will be sufficient to fund our operating activities and other obligations in the short term and into the foreseeable future.

Cash, cash equivalents, and investments
At March 31, 2025, we had $16.1 billion in cash, cash equivalents, and investments, of which approximately $11.3 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements.

Deferred merchant bookings
Deferred merchant bookings of $6.9 billion at March 31, 2025 includes cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

Debt
Our revolving credit facility extends a revolving line of credit up to $2 billion to us. We are in compliance with the maximum leverage ratio covenant under the facility, which is a condition to our ability to borrow.

The holders of our May 2025 Notes are entitled to repayment of the principal amount of the notes in cash, and if they exercise their option to convert, they are entitled to cash payment for the conversion value in excess of the principal amount, settled at maturity. At March 31, 2025, the fair value of the May 2025 Notes was $1.9 billion.

Our outstanding senior notes at March 31, 2025 had cumulative interest to maturity (based on coupon interest rates) of $4.5 billion, with $573 million payable within the next twelve months.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information.

Share repurchases and dividends
In the first quarter of 2025, our Board of Directors (the "Board") authorized a program to repurchase up to $20 billion of our common stock. At March 31, 2025, we had a total remaining authorization of $25.9 billion related to share repurchase programs authorized by the Board.

In April 2025, the Board declared a cash dividend of $9.60 per share of common stock, payable on June 30, 2025 to stockholders of record as of the close of business on June 6, 2025.

See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

Commitments, contingencies, and other
At March 31, 2025, we had, in the aggregate, $1.1 billion of non-cancellable purchase obligations individually greater than $10 million, of which $227 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction. At March 31, 2025, we had lease obligations of $737 million, of which $162 million is payable within the next twelve months.

At March 31, 2025, we had a remaining transition tax liability of $486 million as a result of the U.S. Tax Cuts and Jobs Act (the "Tax Act"), which included $257 million reported as "Long-term U.S. transition tax liability" and $229 million included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. This liability will be paid over the next two years. Due to the 2024 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner, a portion of our total transition tax liability may be refunded. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

See Note 13 to our Unaudited Consolidated Financial Statements for information related to the standby letters of credit and bank guarantees issued on our behalf.

See Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item IA, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2024 for information related to certain regulatory matters and our other contingent liabilities.

See Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2024 for information related to certain tax assessments and other tax matters.

See "Trends" above for information on the Transformation Program that we announced in November 2024 to implement certain organizational changes, including the estimated annual run rate savings and restructuring costs and accelerated investments required for the program.

Cash Flow Analysis

See our Unaudited Consolidated Statements of Cash Flows for additional information related to our cash flows.

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$3,283	$2,704
Net cash (used in) provided by investing activities	(118)	69
Net cash (used in) provided by financing activities	(3,967)	784

Net cash provided by operating activities for the three months ended March 31, 2025 resulted from net income of $333 million, a favorable net impact from adjustments for non-cash and other items of $899 million, and a favorable net change in working capital and other assets and liabilities of $2.1 billion. Non-cash and other items were principally associated with unrealized foreign currency transaction losses related to Euro-denominated debt, adjustments related to the convertible senior notes, depreciation and amortization, deferred income taxes, and stock-based compensation expense. For the three months ended March 31, 2025, deferred merchant bookings and other current liabilities increased by $1.9 billion, primarily due to higher business volumes. Merchant revenues increased while agency revenues decreased year-over year for the three months ended March 31, 2025 due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Net cash provided by operating activities for the three months ended March 31, 2024 resulted from net income of $776 million, a favorable net impact from adjustments for non-cash and other items of $224 million, and a favorable net change in working capital and other assets and liabilities of $1.7 billion. Non-cash and other items were principally associated with unrealized foreign currency transaction gains related to Euro-denominated debt, stock-based compensation expense, depreciation and amortization, provision for expected credit losses and chargebacks, operating lease amortization, and deferred income taxes. For the three months ended March 31, 2024, deferred merchant bookings and other current liabilities increased by $2.1 billion and accounts receivable increased by $185 million, primarily due to increases in business volumes.

Net cash used in investing activities for the three months ended March 31, 2025 resulted from payments for property and equipment. Net cash provided by investing activities for the three months ended March 31, 2024 resulted principally from the maturity of certain investments of $218 million, partially offset with payments for property and equipment of $130 million.

Net cash used in financing activities for the three months ended March 31, 2025 resulted principally from the repurchase of common stock of $2.2 billion, payments on the maturity of debt of $1.5 billion, and dividend payments of $319 million. Net cash provided by financing activities for the three months ended March 31, 2024 resulted from the issuance of long-term debt of $3.0 billion, partially offset by payments for the repurchase of common stock of $1.9 billion and dividend payments of $299 million.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part I, Item 2, and the documents incorporated by reference contain forward-looking statements. These statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. They are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict including the Risk Factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024; therefore, our actual results could differ materially from those expressed or described in the forward-looking statements.

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2024, our subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to several types of market risk, including changes in interest rates, foreign currency exchange rates, and equity prices. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on our policies and how we manage our exposure to such risks.

See Note 9 to our Unaudited Consolidated Financial Statements for information about our convertible senior notes due in May 2025 (the "May 2025 Notes") and other debt. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates, at March 31, 2025, would have resulted in an increase of approximately $900 million in the estimated fair value of our nonconvertible debt. Our convertible senior notes are more sensitive to the market price volatility of our equity shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our equity shares increase and will likely decrease as the market price of our equity shares fall. The May 2025 Notes are currently convertible at the option of the holder.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased by 7% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant currency basis by approximately 10%. Our total revenues increased by 8% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, but without the impact of changes in foreign currency exchange rates, our total revenues increased year-over-year on a constant currency basis by approximately 10%. See Notes 9 and 15 to our Unaudited Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, and our designation of certain portions of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. A hypothetical 10% decrease in the fair values at March 31, 2025 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $55 million being recognized in net income.

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

We continue to monitor changes related to the ongoing implementation of the integration and upgrade of financial systems and processes to determine the impact on internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). No change in our internal control over financial reporting occurred during the three months ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and is incorporated into this Part II, Item 1 by reference thereto.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For a discussion of such risks, please refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (Dollars in Billions)
January 1, 2025 –	92,731	(2)	$4,779	92,731	$27.3	(2) (3)
January 31, 2025	64	(4)	$4,853	N/A	N/A

February 1, 2025 –	71,126	(2)	$4,927	71,126	$26.9	(2) (3)
February 28, 2025	227	(4)	$4,806	N/A	N/A

March 1, 2025 –	208,859	(2)	$4,586	208,859	$25.9	(2) (3)
March 31, 2025	99,084	(4)	$4,946	N/A	N/A
Total	472,091			372,716	$25.9
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on February 23, 2023, whereby we were authorized to repurchase up to $20 billion of our common stock.
(3)    In the first quarter of 2025, the Board of Directors authorized a program to repurchase up to $20 billion of our common stock.
(4)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended March 31, 2025 to previously withheld share amounts that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(c)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of April 18, 2024.
10.1 +	Supervisory Board Agreement, dated as of February 24, 2025.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).
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

BOOKING HOLDINGS INC.
(Registrant)

Date:	April 29, 2025	By:	/s/ Ewout L. Steenbergen
Name: Ewout L. Steenbergen Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)