Form 10-Q
period 2025-06-30
Booking Holdings Inc.
filed 2025-07-29
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Former name, former address and former fiscal year, if changed since last report: N/A
 _____________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
4.000% Senior Notes Due 2026	BKNG 26	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
0.500% Senior Notes Due 2028	BKNG 28	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2028	BKNG 28A	The NASDAQ Stock Market LLC
4.250% Senior Notes Due 2029	BKNG 29	The NASDAQ Stock Market LLC
3.500% Senior Notes Due 2029	BKNG 29A	The NASDAQ Stock Market LLC
3.125% Senior Notes Due 2031	BKNG 31A	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2031	BKNG 31	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2032	BKNG 32	The NASDAQ Stock Market LLC
3.250% Senior Notes Due 2032	BKNG 32A	The NASDAQ Stock Market LLC
4.125% Senior Notes Due 2033	BKNG 33	The NASDAQ Stock Market LLC
4.750% Senior Notes Due 2034	BKNG 34	The NASDAQ Stock Market LLC
3.750% Senior Notes Due 2036	BKNG 36	The NASDAQ Stock Market LLC
3.750% Senior Notes Due 2037	BKNG 37	The NASDAQ Stock Market LLC
4.125% Senior Notes Due 2038	BKNG 38	The NASDAQ Stock Market LLC
4.000% Senior Notes Due 2044	BKNG 44	The NASDAQ Stock Market LLC
3.875% Senior Notes Due 2045	BKNG 45	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2046	BKNG 46	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at July 21, 2025:

Common Stock, par value $0.008 per share	32,409,885
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2025

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,595	$16,164
Accounts receivable, net (Allowance for expected credit losses of $145 and $146, respectively)	4,370	3,199
Prepaid expenses, net	626	587
Other current assets	672	541
Total current assets	23,263	20,491
Property and equipment, net	848	832
Operating lease assets	593	559
Intangible assets, net	1,291	1,382
Goodwill	2,855	2,799
Long-term investments	559	536
Other assets, net	1,275	1,109
Total assets	$30,684	$27,708
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,280	$3,824
Accrued expenses and other current liabilities	4,208	6,047
Deferred merchant bookings	9,149	4,031
Short-term debt	999	1,745
Total current liabilities	18,636	15,647
Deferred income taxes	36	289
Operating lease liabilities	517	483
Long-term U.S. transition tax liability	—	257
Other long-term liabilities	679	199
Long-term debt	17,473	14,853
Total liabilities	37,341	31,728
Commitments and contingencies (see Note 13)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,509,961 and 64,276,130, respectively	1	—
Treasury stock: 32,087,882 and 31,329,265 shares, respectively	(51,502)	(47,877)
Additional paid-in capital	8,028	7,707
Retained earnings	37,119	36,525
Accumulated other comprehensive loss	(303)	(375)
Total stockholders' deficit	(6,657)	(4,020)
Total liabilities and stockholders' deficit	$30,684	$27,708

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Merchant revenues	$4,457	$3,446	$7,375	$5,834
Agency revenues	2,044	2,144	3,608	3,907
Advertising and other revenues	297	269	577	533
Total revenues	6,798	5,859	11,560	10,274
Operating expenses:
Marketing expenses	2,139	1,939	3,916	3,549
Sales and other expenses	899	820	1,601	1,498
Personnel, including stock-based compensation of $154, $140, $296, and $284, respectively	896	807	1,589	1,633
General and administrative	199	112	341	298
Information technology	219	183	419	370
Depreciation and amortization	158	142	312	279
Transformation costs	38	—	70	—
Total operating expenses	4,548	4,003	8,248	7,627
Operating income	2,250	1,856	3,312	2,647
Interest expense	(418)	(264)	(1,067)	(483)
Interest and dividend income	234	293	475	536
Other income (expense), net	(962)	37	(1,220)	159
Income before income taxes	1,104	1,922	1,500	2,859
Income tax expense	209	401	272	562
Net income	$895	$1,521	$1,228	$2,297
Net income applicable to common stockholders per basic common share	$27.54	$44.94	$37.59	$67.51
Weighted-average number of basic common shares outstanding (in 000's)	32,494	33,839	32,669	34,023
Net income applicable to common stockholders per diluted common share	$27.43	$44.38	$37.38	$66.60
Weighted-average number of diluted common shares outstanding (in 000's)	32,619	34,267	32,855	34,486

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$895	$1,521	$1,228	$2,297
Other comprehensive income (loss), net of tax (1)	84	32	72	(1)
Comprehensive income	$979	$1,553	$1,300	$2,296
(1)    Primarily consists of foreign currency translation adjustments (see Note 12).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Three Months Ended June 30, 2025
Balance, March 31, 2025	64,500	$1	(31,801)	$(50,131)	$7,866	$36,539	$(387)	$(6,112)
Net income	—	—	—	—	—	895	—	895
Other comprehensive income, net of tax	—	—	—	—	—	—	84	84
Exercise of stock options and vesting of restricted stock units and performance share units	10	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	160	—	—	160
Repurchase of common stock	—	—	(287)	(1,371)	—	—	—	(1,371)
Dividends	—	—	—	—	—	(315)	—	(315)
Balance, June 30, 2025	64,510	$1	(32,088)	$(51,502)	$8,028	$37,119	$(303)	$(6,657)

Six Months Ended June 30, 2025
Balance, December 31, 2024	64,276	$—	(31,329)	$(47,877)	$7,707	$36,525	$(375)	$(4,020)
Net income	—	—	—	—	—	1,228	—	1,228
Other comprehensive income, net of tax	—	—	—	—	—	—	72	72
Exercise of stock options and vesting of restricted stock units and performance share units	234	1	—	—	14	—	—	15
Stock-based compensation	—	—	—	—	307	—	—	307
Repurchase of common stock	—	—	(759)	(3,625)	—	—	—	(3,625)
Dividends	—	—	—	—	—	(634)	—	(634)
Balance, June 30, 2025	64,510	$1	(32,088)	$(51,502)	$8,028	$37,119	$(303)	$(6,657)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Three Months Ended June 30, 2024
Balance, March 31, 2024	64,252	$—	(30,186)	$(43,330)	$7,330	$32,304	$(356)	$(4,052)
Net income	—	—	—	—	—	1,521	—	1,521
Other comprehensive income, net of tax	—	—	—	—	—	—	32	32
Exercise of stock options and vesting of restricted stock units and performance share units	7	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	146	—	—	146
Repurchase of common stock	—	—	(437)	(1,628)	—	—	—	(1,628)
Dividends	—	—	—	—	—	(298)	—	(298)
Balance, June 30, 2024	64,259	$—	(30,623)	$(44,958)	$7,479	$33,527	$(324)	$(4,276)

Six Months Ended June 30, 2024
Balance, December 31, 2023	64,048	$—	(29,650)	$(41,426)	$7,175	$31,830	$(323)	$(2,744)
Net income	—	—	—	—	—	2,297	—	2,297
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Exercise of stock options and vesting of restricted stock units and performance share units	211	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	295	—	—	295
Repurchase of common stock	—	—	(973)	(3,532)	—	—	—	(3,532)
Dividends	—	—	—	—	—	(600)	—	(600)
Balance, June 30, 2024	64,259	$—	(30,623)	$(44,958)	$7,479	$33,527	$(324)	$(4,276)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$1,228	$2,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312	279
Provision for expected credit losses and chargebacks	206	184
Deferred income taxes	(402)	(2)
Stock-based compensation expense	297	284
Operating lease amortization	66	79
Unrealized foreign currency transaction losses (gains) related to Euro-denominated debt	1,398	(235)
Amortization of debt discount on convertible senior notes	523	—
Change in fair value of the conversion option of the convertible senior notes	(163)	—
Other	(67)	13
Changes in assets and liabilities:
Accounts receivable	(1,078)	(830)
Deferred merchant bookings and other current liabilities	3,796	3,337
Other	368	(177)
Net cash provided by operating activities	6,484	5,229
INVESTING ACTIVITIES:
Proceeds from maturity of investments	—	515
Additions to property and equipment	(185)	(276)
Other investing activities	6	(33)
Net cash (used in) provided by investing activities	(179)	206
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,955	2,959
Payments on maturity of debt	(3,451)	—
Payments for repurchase of common stock	(3,668)	(3,518)
Dividends paid	(631)	(594)
Other financing activities	31	(29)
Net cash used in financing activities	(5,764)	(1,182)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	903	(59)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	1,444	4,194
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	16,193	12,135
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$17,637	$16,329

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

2.    REVENUES

Revenues by Type of Service

Approximately 89% of the Company's revenues for the three and six months ended June 30, 2025 and 2024, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Consumer Incentive Programs

At June 30, 2025 and December 31, 2024, liabilities of $90 million and $150 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers.

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

3.    STOCK-BASED COMPENSATION

Restricted stock units and performance share units granted by the Company during the six months ended June 30, 2025 had an aggregate grant-date fair value of $598 million. Restricted stock units and performance share units that vested during the six months ended June 30, 2025 had an aggregate fair value at vesting of $1.1 billion. At June 30, 2025, there was $967 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the activity in restricted stock units and performance share units during the six months ended June 30, 2025:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2024	278,723	$2,994	200,154	$2,779

Granted	100,340	$4,950	20,113	$5,054
Vested	(138,714)	$2,789	(85,764)	$2,533
Performance shares adjustment (1)			4,810	$4,051
Forfeited	(9,248)	$3,599	(4,010)	$2,918
Unvested at June 30, 2025	231,101	$3,942	135,303	$3,314
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

Common equivalent shares related to stock options, restricted stock units, and performance share units are calculated using the treasury stock method. Performance share units are included in the weighted-average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive. See Note 9 for information on the Company's convertible senior notes. For periods prior to the date of the Company's irrevocable election to settle the conversion premium in cash, the Company used the if-converted method to calculate the dilutive effect of the convertible senior notes.

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Weighted-average number of basic common shares outstanding	32,494	33,839	32,669	34,023
Weighted-average dilutive stock options, restricted stock units, and performance share units	125	183	186	236
Assumed conversion of convertible senior notes	—	245	—	227
Weighted-average number of diluted common and common equivalent shares outstanding	32,619	34,267	32,855	34,486

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type:

(in millions)	Cost	Gross Unrealized Gains / Upward Adjustments	Gross Unrealized Losses / Downward Adjustments	Carrying Value
June 30, 2025
Equity securities with readily determinable fair values	$715	$13	$(313)	$415
Equity securities of private entities	111	259	(226)	144
Total long-term investments	$826	$272	$(539)	$559
December 31, 2024
Equity securities with readily determinable fair values	$715	$—	$(324)	$391
Equity securities of private entities	111	259	(225)	145
Total long-term investments	$826	$259	$(549)	$536

Equity securities with readily determinable fair values include the Company's investments in Grab Holdings Limited and DiDi Global Inc., with fair values of $213 million and $192 million, respectively, at June 30, 2025 and $200 million and $179 million, respectively, at December 31, 2024.

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
Level 3: Unobservable inputs are used when little or no market data is available.

Financial assets and liabilities measured at fair value on a recurring basis are classified in the categories described in the table below:

(in millions)	Level 1	Level 2	Total
June 30, 2025
ASSETS:
Money market fund investments and certificates of deposit (1)	$16,271	$—	$16,271
Investments in equity securities	415	—	415
Foreign currency exchange derivatives	—	83	83
LIABILITIES:
Foreign currency exchange derivatives	$—	$88	$88
December 31, 2024
ASSETS:
Money market fund investments and certificates of deposit (1)	$14,926	$—	$14,926
Investments in equity securities	391	—	391
Foreign currency exchange derivatives	—	70	70
LIABILITIES:
Foreign currency exchange derivatives	$—	$93	$93
Embedded derivative liability	—	1,300	1,300
(1)    Primarily consists of money market fund investments.

Investments

See Note 5 for additional information related to the Company's investments.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of June 30, 2025 and December 31, 2024, the Company did not designate any derivatives as hedges for accounting purposes.

For the Company's foreign currency exchange derivatives outstanding as of June 30, 2025 and December 31, 2024, the notional amounts of the foreign currency purchases were $10.0 billion and $8.2 billion, respectively, and the notional amounts of the foreign currency sales were $5.4 billion and $5.5 billion, respectively. The notional amount of a foreign currency exchange derivative contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
(Losses) gains on foreign currency exchange derivatives	$(5)	$(77)	$54	$(162)

See Note 9 for information on the embedded derivative liability related to the convertible senior notes.

Other Financial Assets and Liabilities

At June 30, 2025 and December 31, 2024, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the fair value of the Company's outstanding senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024 includes receivables from customers of $2.4 billion and $2.0 billion, respectively, and receivables from payment processors and networks of $1.8 billion and $1.2 billion, respectively. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses. In addition, the Company had prepayments to certain accommodation travel service provider customers of $78 million and $49 million primarily included in "Prepaid expenses, net" in the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables:

	Six Months Ended June 30,
(in millions)	2025	2024
Balance, beginning of year	$146	$137
Provision charged to earnings	82	95
Write-offs and other adjustments	(83)	(121)
Balance, end of period	$145	$111

8.    INTANGIBLE ASSETS AND GOODWILL

The carrying value of the Company's intangible assets, which consists primarily of trade names and supply and distribution agreements, was $1.3 billion and $1.4 billion at June 30, 2025 and December 31, 2024, respectively, and is stated net of accumulated amortization of $2.3 billion and $2.1 billion, respectively. Amortization expense of intangible assets was $54 million and $108 million for the three and six months ended June 30, 2025, respectively, and $56 million and $111 million for the three and six months ended June 30, 2024, respectively.

The carrying value of the Company's goodwill at June 30, 2025 and December 31, 2024 was $2.9 billion and $2.8 billion, respectively, and is stated net of cumulative impairment charges of $2.0 billion.

9.    DEBT

Revolving Credit Facility

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for information related to the Company's unsecured revolving credit facility that extends a revolving line of credit of up to $2 billion to the Company. At June 30, 2025 and December 31, 2024, there were no borrowings outstanding and $24 million and $26 million, respectively, of letters of credit issued under the revolving credit facility.

Outstanding Debt

Outstanding debt consists of the following:

	June 30, 2025		December 31, 2024
(in millions)	Outstanding Principal Amount	Carrying Value (1)	Outstanding Principal Amount	Carrying Value (1)
3.65% Senior Notes due March 2025 (2)	$—	$—	$500	$500
0.1% (€950 Million) Senior Notes due March 2025 (2)	—	—	984	984
0.75% Convertible Senior Notes due May 2025 (2)	—	—	784	261
3.6% Senior Notes due June 2026 (3)	1,000	999	1,000	999
4.0% (€750 Million) Senior Notes due November 2026	880	879	777	775
1.8% (€1 Billion) Senior Notes due March 2027	1,174	1,173	1,035	1,034
3.55% Senior Notes due March 2028	500	499	500	499
0.5% (€750 Million) Senior Notes due March 2028	880	878	777	774
3.625% (€500 Million) Senior Notes due November 2028	587	585	518	516
3.5% (€500 Million) Senior Notes due March 2029	587	585	518	516
4.25% (€750 Million) Senior Notes due May 2029	880	876	777	772
4.625% Senior Notes due April 2030	1,500	1,494	1,500	1,494
3.125% (€500 Million) Senior Notes due May 2031	587	581	—	—
4.5% (€1 Billion) Senior Notes due November 2031	1,174	1,168	1,035	1,030
3.625% (€650 Million) Senior Notes due March 2032	763	759	673	669
3.25% (€600 Million) Senior Notes due November 2032	704	697	621	614
4.125% (€1.25 Billion) Senior Notes due May 2033	1,467	1,454	1,294	1,282
4.75% (€1 Billion) Senior Notes due November 2034	1,174	1,166	1,035	1,028
3.75% (€850 Million) Senior Notes due March 2036	998	983	880	866
3.75% (€500 Million) Senior Notes due November 2037	587	584	518	514
4.125% (€750 Million) Senior Notes due May 2038	880	869	—	—
4.0% (€750 Million) Senior Notes due March 2044	880	864	777	762
3.875% (€700 Million) Senior Notes due March 2045	823	805	725	709
4.5% (€500 Million) Senior Notes due May 2046	587	574	—	—
Total outstanding debt	$18,612	$18,472	$17,228	$16,598
Short-term debt	$1,000	$999	$2,268	$1,745
Long-term debt	$17,612	$17,473	$14,960	$14,853
(1)    The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $140 million and $630 million as of June 30, 2025 and December 31, 2024, respectively.
(2)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2024.
(3)    Included in "Short-term debt" in the Unaudited Consolidated Balance Sheet as of June 30, 2025.

Fair Value of Debt

At June 30, 2025 and December 31, 2024, the fair value of outstanding debt was approximately $18.8 billion and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The fair value of the Company's debt in excess of the outstanding principal amount at June 30, 2025 is primarily due to interest rate fluctuations. The fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2024 primarily relates to the conversion premium, which is the conversion value in excess of the principal amount, on the convertible senior notes (the "May 2025 Notes").

Convertible Senior Notes

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for information related to the May 2025 Notes. Upon issuance and subsequent balance sheet-date reassessments through September 30, 2024, the conversion option of the May 2025 Notes qualified for the equity scope exception under Accounting Standards Codification ("ASC") 815 Derivatives and Hedging because the Company had the option to deliver either cash or shares of the Company's common stock to satisfy the conversion premium. Under such exception, the conversion option is not required to be accounted for as a separate instrument. On November 1, 2024, the Company irrevocably elected to settle the conversion premium in cash. Upon that election, the conversion option no longer qualified for the exception and was deemed to be an embedded derivative which required bifurcation from the debt contract. Upon bifurcation of the conversion option, the Company recorded an embedded derivative liability at fair value of $1.2 billion, a debt discount of $783 million reducing the carrying value of the May 2025 Notes to zero, and a loss of $428 million. The debt discount was amortized over the remaining term of the May 2025 Notes using the straight-line method. The fair value of the embedded derivative liability was $1.3 billion at December 31, 2024 and is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. At December 31, 2024, the fair value of the May 2025 Notes was $2.1 billion and the unamortized debt discount and debt issuance costs was $523 million. In May 2025, upon the maturity of the May 2025 Notes, the Company paid $1.9 billion in cash in the aggregate to repay the principal amount and settle the conversion premium of $1.1 billion. In addition, the Company paid the applicable accrued and unpaid interest relating to May 2025 Notes.

The Company recognized the following activity related to the conversion option of the May 2025 Notes in its Unaudited Consolidated Statements of Operations:

(in millions)	Classification in Unaudited Consolidated Statements of Operations	Three Months Ended	Six Months Ended
		June 30, 2025	June 30, 2025
Change in fair value of the embedded derivative	Other income (expense), net	$5	$163
Amortization of debt discount	Interest expense	(131)	(523)
Total charges		$(126)	$(360)

The fair values of the May 2025 Notes and the embedded derivative liability were both considered as "Level 2" fair value measurements (see Note 6).

Nonconvertible Senior Notes

The following table summarizes the information related to the senior notes issued in May 2025:

Senior Notes	Effective Interest Rate (1)	Timing of Interest Payments
3.125% Senior Notes due May 2031	3.32%	Annually in May
4.125% Senior Notes due May 2038	4.25%	Annually in May
4.5% Senior Notes due May 2046	4.66%	Annually in May
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

Interest expense related to nonconvertible senior notes consists primarily of coupon interest expense of $161 million and $305 million for the three and six months ended June 30, 2025, respectively, and $136 million and $254 million for the three and six months ended June 30, 2024, respectively.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the six months ended June 30, 2025 and 2024, the portion of Euro-denominated debt designated as a net investment hedge ranged in value from $2.3 billion to $4.0 billion and from $2.3 billion to $3.5 billion, respectively.

On July 23, 2025, the Company announced its intention to utilize the make-whole option to redeem the $1.5 billion 4.625% Senior Notes due in 2030 with settlement in August 2025.

10.    TREASURY STOCK AND DIVIDENDS

In the first quarter of 2025, the Company's Board of Directors ("the Board") authorized a program to repurchase up to $20 billion of the Company's common stock. At June 30, 2025, the Company had a total remaining authorization of $24.6 billion related to share repurchase programs authorized by the Board. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities:

(in millions, except for shares, which are reflected in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	283	$1,354	435	$1,622	656	$3,117	881	$3,211
General authorization for shares withheld on stock award vesting	4	17	2	6	103	508	92	321
Total	287	$1,371	437	$1,628	759	$3,625	973	$3,532

For the six months ended June 30, 2025 and 2024, the Company remitted employee withholding taxes of $505 million and $320 million, respectively, to tax authorities, which may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

As of June 30, 2025 and December 31, 2024, the Company recorded estimated liabilities of $24 million and $56 million, respectively, related to excise taxes on share repurchases, which are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. During the six months ended June 30, 2025, the Company remitted excise taxes of $56 million to tax authorities, which is included in financing activities in the Unaudited Consolidated Statement of Cash Flows.

During the six months ended June 30, 2025 and 2024, the Board declared quarterly cash dividends of $9.60 and $8.75, respectively, per share of common stock and the Company paid $631 million and $594 million, respectively, in total cash dividends. In July 2025, the Board declared a cash dividend of $9.60 per share of common stock, payable on September 30, 2025 to stockholders of record as of the close of business on September 5, 2025.

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

The Company's effective tax rates for the three and six months ended June 30, 2025 were 18.9% and 18.1%, respectively, compared to 20.9% and 19.7% for the three and six months ended June 30, 2024, respectively. The Company's 2025 and 2024 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates, U.S. federal and state tax associated with the Company's international earnings, and certain non-deductible expenses.

The Company's effective tax rates for the three and six months ended June 30, 2025 were lower than the effective tax rates for the three and six months ended June 30, 2024, primarily due to certain higher discrete tax benefits, certain lower non-deductible expenses, and lower international tax rates, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax and higher U.S. federal and state tax associated with the Company's international earnings.

During the three and six months ended June 30, 2025 and 2024, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and six months ended June 30, 2025 and 2024 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at June 30, 2025 and December 31, 2024 was $237 million and $260 million, respectively. As of June 30, 2025, net unrecognized tax benefits of $226 million, if recognized, would impact the effective tax rate. As of June 30, 2025 and December 31, 2024, total gross interest and penalties accrued was $3 million and $6 million, respectively. The decrease in unrecognized tax benefits primarily relates to the settlement by Booking.com of certain Italian tax matters (see Note 13). The majority of unrecognized tax benefits are included in "Other assets, net" in the Unaudited Consolidated Balance Sheet as of June 30, 2025. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next twelve months.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component:

(in millions)	Foreign currency translation adjustments					Net unrealized (losses) gains on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges		Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax	Before tax	Tax

Three Months Ended June 30, 2025
Balance, March 31, 2025	$(642)	$89	$227	$(61)	$(387)	$—	$—	$—	$(387)
Other comprehensive income (loss) ("OCI") for the period	295	(50)	(210)	49	84	—	—	—	84
Balance, June 30, 2025	$(347)	$39	$17	$(12)	$(303)	$—	$—	$—	$(303)

Six Months Ended June 30, 2025
Balance, December 31, 2024	$(769)	$130	$356	$(92)	$(375)	$—	$—	$—	$(375)
OCI for the period	422	(91)	(339)	80	72	—	—	—	72
Balance, June 30, 2025	$(347)	$39	$17	$(12)	$(303)	$—	$—	$—	$(303)

Three Months Ended June 30, 2024
Balance, March 31, 2024	$(617)	$88	$237	$(63)	$(355)	$(1)	$—	$(1)	$(356)
OCI for the period	(27)	36	29	(7)	31	1	—	1	32
Balance, June 30, 2024	$(644)	$124	$266	$(70)	$(324)	$—	$—	$—	$(324)

Six Months Ended June 30, 2024
Balance, December 31, 2023	$(537)	$94	$171	$(48)	$(320)	$(4)	$1	$(3)	$(323)
OCI for the period	(107)	30	95	(22)	(4)	4	(1)	3	(1)
Balance, June 30, 2024	$(644)	$124	$266	$(70)	$(324)	$—	$—	$—	$(324)

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

Online travel platforms have been the subject of investigations or inquiries by national competition authorities ("NCAs") and other authorities regarding competition law matters, consumer protection issues, and other areas. The Company is and has been involved in many such investigations and from time to time has made commitments regarding future business practices or activities, such as agreeing to narrow the scope of its contractual parity provisions with accommodation providers. Some of these investigations have resulted in fines and the Company could incur additional fines and/or be restricted in certain of its business practices in the future.

In 2024, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") imposed a fine and restricted certain of Booking.com's business practices such as those relating to contractual parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to customers. Booking.com does not agree with the rationale stated in the decision and the restrictions imposed, and has filed an appeal. In February 2025, the Spanish National Court ruled that the CNMC decision, including payment of the fine, is suspended pending the outcome of the appeal. The CNMC and certain third parties have sought to clarify the scope of the court's ruling, including its suspensory effect. In connection with the suspension of the fine payment, Booking.com entered into a bank guarantee arrangement in April 2025. Although the Company disagrees with the rationale stated in the CNMC decision, it recorded a liability for this matter with $485 million included in "Other long-term liabilities" and $428 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

In 2017, the Swiss Price Surveillance Office (the "Swiss PSO") opened an investigation into the level of commissions of Booking.com in Switzerland. Booking.com received a negative decision ordering a reduction of its average commission level for hotels located in Switzerland, which Booking.com disagrees with and has appealed. The Swiss PSO order is suspended pending the outcome of the appeal, and the ordered reduction in commissions would only be effective for a three-year period after such final decision. In July 2023, the Polish Office of Competition and Consumer Protection opened an investigation into Booking.com's identification of private and professional hosts and its messaging in relation to obligations owed to consumers, and the investigation is ongoing. The French Directorate General for Competition Policy, Consumer Affairs, and Fraud Control ("DGCCRF") opened separate investigations into Booking.com and Agoda relating to certain business practices. The DGCCRF issued a final order to Booking.com to change certain of its business practices by the end of 2025 and additional discussions with the DGCCRF regarding its implementation are ongoing. Agoda received a draft decision, which it has responded to, and discussions with the DGCCRF are ongoing. In June 2025, the Hellenic Competition Commission (in Greece) opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies. If any of the investigations were to find that the Company's practices violated the respective laws, or as part of a negotiated resolution, the Company may face significant fines, restrictions on its business practices, and/or be required to make other commitments.

The Company is and has been involved in investigations or inquiries by NCAs and other authorities involving consumer protection matters. The Company has previously made voluntary commitments to authorities to resolve investigations or inquiries that have included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page, adjusting how discounts and statements concerning popularity or availability are shown, and displaying additional customer service details. To the extent that investigations or inquiries result in additional commitments, fines, damages, or other remedies or changes to its business, the Company's business, financial condition, and results of operations could be harmed.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation, judgments, or issues have in the past resulted in and could in the future result in private litigation. The Company is currently involved in such litigation and/or aware of such potential litigation. Recently, for example, a European hotel association has promoted a potential class action on behalf of European hotels against Booking.com relating to the historical use of contractual parity provisions and law firms in Spain and France are promoting similar potential claims in those jurisdictions. A Dutch consumer group also signaled its intent to pursue a similar claim, as well as allegations that Booking.com and Agoda employed misleading practices, on behalf of Dutch consumers, and the Company is aware of similar efforts to pursue potential claims in other jurisdictions. German hotels have also filed parity-related claims against Booking.com and that litigation is ongoing. The Company does not agree with any such claims and intends to defend itself. However, class action litigation can be time-consuming, costly, and unpredictable, regardless of merit, and there may be evolving jurisprudence and less experience with such matters in certain of the markets where the Company is or may be involved in such litigation, making outcomes less certain and harder to forecast. If the Company were to be found liable, it could result in, among other things, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately $294 million for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. As of June 30, 2025, the Company made prepayments of $87 million to the Italian tax authorities to forestall collection enforcement pending the appeal phase of the case. In April 2025, the Company was notified of a MAP resolution for the 2013 through 2018 tax years that resulted in additional Italian income taxes of $23 million and the Company formally accepted the results of the MAP in May 2025. This amount was reflected in unrecognized tax benefits as of December 31, 2024. The Company is entitled to a refund of the remaining portion of its tax prepayment. The tax resulting from the MAP is partially offset by a tax benefit of $10 million relating to Netherlands income tax.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which it is currently participating. BPF instituted legal proceedings against Booking.com B.V. and in January 2024, The Hague Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999. Booking.com B.V. filed an appeal against that judgment and this appeal was rejected by the Dutch Supreme Court in March 2025. Booking.com B.V. will now change its pension scheme retroactively and going forward in line with the outcome of the litigation and arrangement with BPF. The Company recorded a liability for this matter with $232 million and $336 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The reduction in the accrual during the six months ended June 30, 2025, reflecting the arrangement with BPF that became effective during the period, is recorded in "Personnel" expenses in the Unaudited Consolidated Statement of Operations. There may be additional claims with respect to the eligibility of certain employees in scope of the BPF.

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

Other Contractual Obligations and Contingencies

The Company had $1.7 billion and $650 million of standby letters of credit and bank guarantees issued on behalf of the Company as of June 30, 2025 and December 31, 2024, respectively, including those issued under the revolving credit facility (see Note 9). These were obtained primarily for regulatory purposes and in connection with certain of the litigation matters disclosed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total revenues	$6,798	$5,859	$11,560	$10,274
Marketing expenses	2,139	1,939	3,916	3,549
Sales and other expenses	899	803	1,601	1,481
Personnel expenses	824	760	1,613	1,533
Other segment items	500	552	951	1,046
Segment Adjusted EBITDA less Capex	$2,436	$1,805	$3,479	$2,665

The following table presents the reconciliation of the Company's segment Adjusted EBITDA less Capex to Income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Segment Adjusted EBITDA less Capex	$2,436	$1,805	$3,479	$2,665
Additions to property and equipment	60	156	170	268
Adjustment related to the Netherlands pension fund matter (1)	(6)	—	123	—
Accruals related to the fine imposed by the Spanish competition authority (1)	—	78	—	78
Depreciation and amortization (2)	(158)	(142)	(312)	(279)
Transformation costs (3)	(36)	—	(68)	—
Interest expense (2)	(418)	(264)	(1,067)	(483)
Interest and dividend income (2)	234	293	475	536
Net gains (losses) on equity securities (4)	21	11	24	(5)
Foreign currency transaction (losses) gains on the remeasurement of certain Euro-denominated debt and accrued interest and debt-related foreign currency derivative instruments (4)	(961)	68	(1,350)	235
Change in fair value of the conversion option of the convertible senior notes (5)	5	—	163	—
Other (6)	(73)	(83)	(137)	(156)
Income before income taxes	$1,104	$1,922	$1,500	$2,859
(1)    See Note 13 for additional information.
(2)    See the Unaudited Consolidated Statements of Operations.
(3)    See Note 17 for additional information.
(4)    See Note 15 for additional information.
(5)    See Note 9 for additional information.
(6)    Primarily consists of the expenses of corporate headquarters and certain other functional departments.

Stock-based compensation included in the determination of segment Adjusted EBITDA less Capex was $137 million and $267 million for the three and six months ended June 30, 2025, respectively, and $127 million and $250 million for the three and six months ended June 30, 2024, respectively.

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

(in millions)	U.S.	Outside of the U.S. (1)	Total Company
Total revenues for the three months ended June 30,
2025	$655	$6,143	$6,798
2024	$638	$5,221	$5,859

Total revenues for the six months ended June 30,
2025	$1,241	$10,319	$11,560
2024	$1,195	$9,079	$10,274
(1)    Includes $5.5 billion and $9.1 billion for the three and six months ended June 30, 2025, respectively, and $4.5 billion and $7.8 billion for the three and six months ended June 30, 2024, respectively, attributed to an entity domiciled in the Netherlands.

15.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Foreign currency transaction (losses) gains (1)	$(989)	$25	$(1,409)	$161
Change in fair value of the conversion option of the convertible senior notes (2)	5	—	163	—
Net gains (losses) on equity securities (3)	21	11	23	(5)
Other	1	1	3	3
Other income (expense), net	$(962)	$37	$(1,220)	$159
(1)    Foreign currency transaction (losses) gains include losses of $961 million and $1.4 billion for the three and six months ended June 30, 2025, respectively, and gains of $68 million and $235 million for the three and six months ended June 30, 2024, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9). Foreign currency transaction (losses) gains also include (losses) gains related to derivative contracts (see Note 6).
(2)    See Note 9 for additional information.
(3)    See Note 5 for additional information.

16.    SUPPLEMENTAL CASH FLOW INFORMATION

As of June 30, 2025 and December 31, 2024, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows due to restricted cash and cash equivalents, primarily related to the Company's travel-related insurance business, which are included in "Other current assets" in the Consolidated Balance Sheets.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $24 million and $30 million for the six months ended June 30, 2025 and 2024, respectively. See Note 10 for additional information on noncash financing activity related to the excise tax on share repurchases.

During the six months ended June 30, 2025 and 2024, the Company made income tax payments of $1.5 billion and $1.4 billion, respectively, and interest payments of $559 million and $405 million, respectively.

17.    TRANSFORMATION COSTS

Starting in the fourth quarter of 2024, the Company began the implementation of the previously announced organizational changes that are expected to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving its offering to travelers and partners, and better position the Company for the long term (the "Transformation Program"). The Company currently expects that restructuring costs and accelerated investments related to the Transformation Program will be incurred in the next two to three years and anticipates these costs to primarily relate to expected and ongoing workforce reductions, technology investments, and professional fees. Some details of the Transformation Program are not yet final and remain subject to consultation with works councils, employee representative bodies, and other relevant organizations, legal requirements in multiple jurisdictions, and the Company completing its analysis of overall Transformation Program costs.

For the three and six months ended June 30, 2025, the Company recorded Transformation Program related costs of $38 million and $70 million, respectively, in "Transformation costs" in the Unaudited Consolidated Statements of Operations, which primarily consist of professional fees and employee termination benefits.

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

In the second quarter of 2025, global room nights increased 8% year-over-year, sequentially faster than the 7% growth in the first quarter of 2025. The sequential improvement from the first quarter of 2025 was primarily due to higher year-over-year growth in Asia.

While our second quarter results were strong, we are monitoring the uncertain geopolitical and macroeconomic environment and how it may impact global travel demand. We cannot predict how evolving conditions may affect consumer spending and behavior, travel patterns, our partners, or our ability to conduct our business. We believe our diversified global portfolio of leading travel brands, flexible platforms, and strong financial position would help us to navigate a range of economic scenarios. We continue to take a long-term view, staying focused on delivering value to our travelers and partners, maintaining disciplined cost management, and making strategic investments as appropriate.

Quarterly Room Nights and Change versus the prior year

The cancellation rate in the second quarter of 2025 was slightly lower than the second quarter of 2024. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expenses at the time a booking is made even though that booking could be canceled in the future.

In the second quarter of 2025, our global average daily rates ("ADRs") on a constant currency basis were approximately 1% lower than the prior year. Our global ADRs were negatively impacted by lower ADRs in the U.S. and Asia. Additionally, our global ADRs were negatively impacted by a higher mix of room nights in Asia, which is a lower ADR region, and a lower mix of room nights in the U.S., which is generally a higher ADR region. Excluding the changes in regional mix, our global ADRs on a constant currency basis were flat year-over-year. The year-over-year decrease in our global ADRs on a constant currency basis has resulted in constant currency accommodation gross bookings growing slower than room nights in the second quarter of 2025.

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

Our mobile app is an important platform for experiencing the Connected Trip since the app travels with the traveler. The mix of our room nights booked on a mobile app was a mid-fifties percentage over the trailing twelve months ended June 30, 2025, up from a low-fifties percentage over the trailing twelve months ended June 30, 2024. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with them. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of our accommodations, and enable our long-term Connected Trip strategy, Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form, currency, and timing of payment. The mix of our total gross bookings generated on a merchant basis was 69% in the second quarter of 2025, an increase from 62% in the second quarter of 2024. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Over the trailing twelve months ended June 30, 2025, the incremental revenues from facilitating payments were greater than the associated incremental variable expenses.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total marketing expenses, which are comprised of performance and brand marketing expenses that are substantially variable in nature, were $2.1 billion in the second quarter of 2025, up 10% versus the second quarter of 2024 as a result of the year-over-year growth in travel demand in the quarter and our efforts to invest in marketing. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing, meta search, and social media channels to generate bookings through our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising.

Marketing efficiency, expressed as marketing expenses as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are in some cases outside of our control. Such factors include ADRs, costs per click, cancellation rates, foreign currency exchange rates, search engine bidding algorithms, channel mix, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing and social media marketing campaigns. In recent years, ROIs have generally been stable. However, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental bookings we receive, and anticipated repeat rates. Marketing efficiency is also impacted by the extent to which consumers book directly with us. The mix of our total room nights booked by consumers coming directly to our platforms was a mid-fifties percentage over the trailing twelve months ended June 30, 2025 and was higher if we exclude the room nights booked through affiliate programs (i.e., business-to-business). The mix of total room nights booked by consumers coming directly to our platforms increased year-over-year, which benefited our marketing efficiency in the second quarter of 2025 versus the second quarter of 2024.

Booking.com had approximately 4.3 million total properties on its website at June 30, 2025, representing an increase from approximately 3.8 million total properties at June 30, 2024. At June 30, 2025, the total properties on Booking.com's website consisted of approximately 3.8 million alternative accommodation properties (including homes, apartments, and other unique places to stay) and approximately 500,000 hotels, motels, and resorts.

The mix of Booking.com's room nights booked for alternative accommodation properties in the second quarter of 2025 was approximately 37%, up versus approximately 36% in the second quarter of 2024. We have observed a longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of these properties on Booking.com. We may experience lower profit margins due to additional costs, such as increased customer service or certain partner related costs, related to offering alternative accommodations. As our alternative accommodation business grows, these different characteristics may negatively impact our profit margins.

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

Starting in the fourth quarter of 2024, we began the implementation of the previously announced organizational changes that are expected to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving our offering to travelers and partners, and better position our business for the long term (the "Transformation Program"). The Transformation Program resulted in approximately $50 million in savings in the first half of 2025. We continue to expect the Transformation Program to ultimately deliver about $400 to $450 million in annual run rate savings over the next three years as compared to our 2024 expense base, with the majority of savings expected to be achieved after 2025. We also continue to expect that restructuring costs and accelerated investments related to the Transformation Program will be incurred in the next two to three years and are estimated to be, in the aggregate, approximately one times the expected annual run rate savings.

Many taxing authorities seek to increase tax revenues and have targeted large multinational technology companies. Many jurisdictions, particularly in the EU, have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenues earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Rates for these taxes range from 1.5% to 10% of revenues deemed generated in the jurisdiction. We record the applicable digital services taxes in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations. In July 2025, the One Big Beautiful Bill Act (the "BBB Act") made changes to certain international, foreign tax credit, and domestic tax provisions in the United States. We are continuing to evaluate the impact of the BBB Act and it could have a negative impact on our results of operations and cash flows. See Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates (principally related to Euros and British Pounds Sterling). See Note 14 to our Unaudited Consolidated Financial Statements for information related to revenues by geographic area. As a result of these movements, the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by approximately 16% in the second quarter of 2025 as compared to the second quarter of 2024, but without the impact of changes in foreign currency exchange rates our total revenues increased year-over-year on a constant currency basis by approximately 12%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. In addition, we designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations. Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates. See Notes 6, 9, and 15 to our Unaudited Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The estimation of the recoverable values of asset groups and the fair values of our reporting units reflect numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit's expected growth rates and operating margin and with respect to matters outside of our control, such as discount rates and market comparables. Generally, changes in the assumptions used for comparable company multiples would result in directionally similar changes in the fair value and changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. The estimation of fair value requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units. Such changes may include travel service providers reducing or withdrawing from our services, such as those offered by KAYAK, generative AI better enabling or offering alternatives for travel service providers to reach consumers, or competitors affecting our ability to market to and reach consumers in a cost-efficient way.

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three and Six Months Ended June 30, 2025 compared to the Three and Six Months Ended June 30, 2024

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

Room nights, rental car days, and airline tickets reserved through our services were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Room nights	309	287	7.7%	627	584	7.4%
Rental car days	24	22	9.0%	47	43	8.4%
Airline tickets	16	11	44.2%	33	23	44.5%

Room nights reserved through our services increased year-over-year for the three and six months ended June 30, 2025 driven primarily by increased travel demand in Europe and Asia. Rental car days reserved through our services increased year-over-year for the three and six months ended June 30, 2025 driven primarily by growth in rental car days reserved on Booking.com and Priceline. Airline tickets reserved through our services increased year-over-year for the three and six months ended June 30, 2025 driven primarily by the expansion of flight offerings at Booking.com and Agoda.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories were as follows (numbers may not total due to rounding):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Merchant gross bookings	$32,305	$25,830	25.1%	$63,474	$51,591	23.0%
Agency gross bookings	14,432	15,601	(7.5)%	29,931	33,375	(10.3)%
Total gross bookings	$46,736	$41,431	12.8%	$93,406	$84,966	9.9%

Merchant gross bookings increased year-over-year and agency gross bookings decreased year-over-year for the three and six months ended June 30, 2025 due primarily to the ongoing shift from agency to merchant bookings at Booking.com. The year-over-year increase in merchant gross bookings during the three and six months ended June 30, 2025 was also due to growth in gross bookings from accommodation reservation services at Agoda and flight reservation services at Booking.com and Agoda.

The year-over-year increase in total gross bookings for the three months ended June 30, 2025 was due primarily to the increase in room nights, a positive impact of foreign exchange rate fluctuations, as well as the positive impact from growth in flight gross bookings, partially offset by a decrease in constant currency accommodation ADRs of approximately 1%.

The year-over-year increase in total gross bookings for the six months ended June 30, 2025 was due primarily to the increase in room nights, the positive impact from growth in flight gross bookings, as well as a positive impact from foreign exchange rate fluctuations.

Flight gross bookings increased 33% and 31% year-over-year for the three and six months ended June 30, 2025, due to airline ticket growth, partially offset by lower average airline ticket prices. Rental car gross bookings increased 13% and 9% year-over-year for the three and six months ended June 30, 2025, due primarily to rental car days growth.

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

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Merchant revenues	$4,457	$3,446	29.3%	$7,375	$5,834	26.4%
Agency revenues	2,044	2,144	(4.7)%	3,608	3,907	(7.6)%
Advertising and other revenues	297	269	10.7%	577	533	8.4%
Total revenues	$6,798	$5,859	16.0%	$11,560	$10,274	12.5%
% of Total gross bookings	14.5%	14.1%		12.4%	12.1%

Merchant revenues increased year-over-year while agency revenues decreased year-over-year for the three and six months ended June 30, 2025 due primarily to the ongoing shift from agency to merchant revenues at Booking.com. Advertising and other revenues increased year-over-year for the three and six months ended June 30, 2025 due to growth at OpenTable and growth in advertising revenues at Booking.com and Agoda. The year-over-year growth in total revenues in the second quarter of 2025 was positively impacted from the shift in the timing of the Easter holiday relative to last year.

Total revenues as a percentage of gross bookings increased year-over-year for the three and six months ended June 30, 2025 due to a positive impact from differences in the timing of booking versus travel and an increase in revenues related to facilitating payments, partially offset by an increase in the mix of flight gross bookings, which have lower revenues as a percentage of gross bookings. The positive impact from differences in the timing of booking versus travel in the second quarter of 2025 was driven by the shift in the timing of the Easter holiday relative to last year. The positive impact from differences in the timing of booking versus travel in the first half of 2025 was driven by the strong growth in gross bookings in the fourth quarter of 2024. A portion of these fourth quarter gross bookings were related to travel in the first half of 2025, which is when the associated revenues were recognized.

Operating Expenses

See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the components of our operating expenses and the related accounting policies.

Marketing Expenses

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Marketing expenses	$2,139	$1,939	10.3%	$3,916	$3,549	10.3%
% of Total gross bookings	4.6%	4.7%		4.2%	4.2%
% of Total revenues	31.5%	33.1%		33.9%	34.5%

Our marketing expenses, which are substantially variable in nature, increased year-over-year for the three and six months ended June 30, 2025, to help drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings in the three months ended June 30, 2025 were lower than in the three months ended June 30, 2024 due to lower brand marketing expenses and an increase in the share of room nights booked by consumers coming directly to our platforms, partially offset by increased spend in social media channels.

Sales and Other Expenses

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Sales and other expenses	$899	$820	9.8%	$1,601	$1,498	6.9%
% of Total gross bookings	1.9%	2.0%		1.7%	1.8%
% of Total revenues	13.2%	14.0%		13.9%	14.6%

Sales and other expenses, which are substantially variable in nature, increased year-over-year for the three and six months ended June 30, 2025 due primarily to an increase in merchant transaction costs of $109 million and $136 million, respectively. Merchant transactions increased year-over-year for the three and six months ended June 30, 2025 due primarily to the ongoing shift from agency to merchant transactions at Booking.com. Sales and other expenses as a percentage of total revenues decreased year-over-year for the three and six months ended June 30, 2025 due to lower digital services taxes and other similar taxes, efficiencies in third party customer service costs, as well as lower provisions for expected credit losses, partially offset by the impact of increased merchant transactions, which grew faster than total revenue.

Personnel

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Personnel	$896	$807	11.0%	$1,589	$1,633	(2.7)%
% of Total revenues	13.2%	13.8%		13.7%	15.9%

Personnel expenses increased year-over-year for the three months ended June 30, 2025 primarily due to an increase in salary expenses, as well as increases in bonus expense accruals. Personnel expenses decreased year-over-year for the six months ended June 30, 2025 primarily due to a $170 million reduction during the three months ended March 31, 2025 in the accrual related to the Netherlands pension fund matter, partially offset by an increase in salary expenses. Salary expenses increased year-over-year for the three and six months ended June 30, 2025 due to changes in currency exchange rates, as well as a 3% increase in employee headcount to 24,800 employees, from approximately 24,150 as of June 30, 2024.

General and Administrative

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
General and administrative	$199	$112	77.6%	$341	$298	14.6%
% of Total revenues	2.9%	1.9%		2.9%	2.9%

General and administrative expenses increased year-over-year for the three and six months ended June 30, 2025 due to the impact of the $78 million reduction in the second quarter of 2024 in the accrual related to the fine imposed by the Spanish competition authority.

Information Technology

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Information technology	$219	$183	19.6%	$419	$370	13.3%
% of Total revenues	3.2%	3.1%		3.6%	3.6%

Information technology expenses increased year-over-year for the three and six months ended June 30, 2025 due primarily to an increase in expenses related to cloud computing costs.

Depreciation and Amortization

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Depreciation and amortization	$158	$142	10.9%	$312	$279	11.9%
% of Total revenues	2.3%	2.4%		2.7%	2.7%

Depreciation and amortization expenses increased year-over-year for the three and six months ended June 30, 2025 due primarily to increased depreciation of computer equipment, as well as amortization expense related to internally-developed software.

Transformation Costs

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Transformation costs	$38	$—	*	$70	$—	*
* Not meaningful

See "Trends" above for additional information on the Transformation Program. For the three and six months ended June 30, 2025, Program related costs, which primarily consist of professional fees and employee termination benefits, are recorded in "Transformation costs" in the Unaudited Consolidated Statements of Operations. See Note 17 to our Unaudited Consolidated Financial Statements.

Interest Expense and Interest and Dividend Income

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Interest expense	$(418)	$(264)	58.6%	$(1,067)	$(483)	121.2%
Interest and dividend income	234	293	(20.1)%	475	536	(11.4)%

Interest expense increased year-over-year for the three and six months ended June 30, 2025 primarily due to the amortization of debt discount related to the convertible senior notes (see Note 9 to our Unaudited Consolidated Financial Statements) and the issuance of senior notes in November 2024. Interest and dividend income decreased year-over-year for the three and six months ended June 30, 2025 primarily due to lower interest rates, partially offset by higher money market fund investment balances.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Foreign currency transaction (losses) gains (1)	$(989)	$25	$(1,409)	$161
Change in fair value of the conversion option of the convertible senior notes (2)	5	—	163	—
Net gains (losses) on equity securities (3)	21	11	23	(5)
Other	1	1	3	3
Other income (expense), net	$(962)	$37	$(1,220)	$159
(1)    See Note 15 to our Unaudited Consolidated Financial Statements.
(2)    See Note 9 to our Unaudited Consolidated Financial Statements.
(3)    See Note 5 to our Unaudited Consolidated Financial Statements.

Income Taxes

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Income tax expense	$209	$401	(47.9)%	$272	$562	(51.7)%
% of Income before income taxes	18.9%	20.9%		18.1%	19.7%

See Note 11 to our Unaudited Consolidated Financial Statements for additional information on our income taxes.

Liquidity and Capital Resources

Our primary source of funds for operations is the cash flow that we generate from operations. We use our cash for a variety of needs, including ongoing investments in our business, share repurchases, dividends, repayment of debt, and capital expenditures. Our continued access to sources of liquidity depends on multiple factors. See Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events" in our Annual Report on Form 10-K for the year ended December 31, 2024. Our financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. Marketing expenses, sales and other expenses, and personnel expenses are our most significant operating expenses. See our Unaudited Consolidated Statements of Operations and "Trends" and "Results of Operations" above for additional information. We believe that our existing cash balances, liquid resources, and access to capital markets will be sufficient to fund our operating activities and other obligations in the short term and into the foreseeable future.

Cash, cash equivalents, and investments
At June 30, 2025, we had $18.2 billion in cash, cash equivalents, and investments, of which approximately $13.7 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements.

Deferred merchant bookings
Deferred merchant bookings of $9.1 billion at June 30, 2025 includes cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

Debt
Our revolving credit facility extends a revolving line of credit up to $2 billion to us. We are in compliance with the maximum leverage ratio covenant under the facility, which is a condition to our ability to borrow.

Our outstanding senior notes at June 30, 2025 had cumulative interest to maturity (based on coupon interest rates) of $5.8 billion, with $690 million payable within the next twelve months.

On July 23, 2025, we announced our intention to utilize the make-whole option to redeem the $1.5 billion 4.625% Senior Notes due in 2030 with settlement in August 2025.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information.

Share repurchases and dividends
In the first quarter of 2025, our Board of Directors (the "Board") authorized a program to repurchase up to $20 billion of our common stock. At June 30, 2025, we had a total remaining authorization of $24.6 billion related to share repurchase programs authorized by the Board.

In July 2025, the Board declared a cash dividend of $9.60 per share of common stock, payable on September 30, 2025 to stockholders of record as of the close of business on September 5, 2025.

See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

Commitments, contingencies, and other
At June 30, 2025, we had, in the aggregate, $1.0 billion of non-cancellable purchase obligations individually greater than $10 million, of which $235 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction. At June 30, 2025, we had lease obligations of $767 million, of which $145 million is payable within the next twelve months.

At June 30, 2025, we had a remaining transition tax liability of $257 million as a result of the U.S. Tax Cuts and Jobs Act (the "Tax Act"), which is included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. Due to the 2024 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner, a portion of our total transition tax liability may be refunded. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

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

See "Trends" above for information on the Transformation Program, including the estimated annual run rate savings and restructuring costs and accelerated investments required for the program.

Cash Flow Analysis

See our Unaudited Consolidated Statements of Cash Flows for additional information related to our cash flows.

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$6,484	$5,229
Net cash (used in) provided by investing activities	(179)	206
Net cash used in financing activities	(5,764)	(1,182)

Net cash provided by operating activities for the six months ended June 30, 2025 resulted from net income of $1.2 billion, a favorable net impact from adjustments for non-cash and other items of $2.2 billion, and a favorable net change in working capital and other assets and liabilities of $3.1 billion. Non-cash and other items were principally associated with unrealized foreign currency transaction losses related to Euro-denominated debt, deferred income taxes, adjustments related to the convertible senior notes, depreciation and amortization, stock-based compensation expense, and provision for expected credit losses and chargebacks. For the six months ended June 30, 2025, deferred merchant bookings and other current liabilities increased by $3.8 billion and accounts receivable increased by $1.1 billion, primarily due to higher business volumes. Merchant revenues increased while agency revenues decreased year-over year for the six months ended June 30, 2025 due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Net cash provided by operating activities for the six months ended June 30, 2024 resulted from net income of $2.3 billion, a favorable net impact from adjustments for non-cash and other items of $602 million, and a favorable net change in working capital and other assets and liabilities of $2.3 billion. Non-cash and other items were principally associated with stock-based compensation expense, depreciation and amortization, unrealized foreign currency transaction gains related to Euro-denominated debt, provision for expected credit losses and chargebacks, and operating lease amortization. For the six months ended June 30, 2024, deferred merchant bookings and other current liabilities increased by $3.3 billion and accounts receivable increased by $830 million, primarily due to increases in business volumes.

Net cash used in investing activities for the six months ended June 30, 2025 resulted from payments for property and equipment. Net cash provided by investing activities for the six months ended June 30, 2024 resulted principally from the maturity of certain investments of $515 million, partially offset with payments for property and equipment of $276 million.

Net cash used in financing activities for the six months ended June 30, 2025 resulted principally from the repurchase of common stock of $3.7 billion, payments of $3.5 billion on the maturity of debt, including the conversion premium on the convertible senior notes, and dividend payments of $631 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion. Net cash used in financing activities for the six months ended June 30, 2024 resulted principally from the repurchase of common stock of $3.5 billion and dividend payments of $594 million, partially offset with the proceeds from the issuance of long-term debt of $3.0 billion.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, and the documents incorporated by reference contain forward-looking statements. These statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. They are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict including the Risk Factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024; therefore, our actual results could differ materially from those expressed or described in the forward-looking statements.

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

See Note 9 to our Unaudited Consolidated Financial Statements for information about our outstanding senior notes. A hypothetical 100 basis point (1.0%) decrease in interest rates, at June 30, 2025, would have resulted in an increase of approximately $1.2 billion in the estimated fair value of our outstanding debt.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased year-over-year by 13% and 10% for the three and six months ended June 30, 2025, respectively, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant currency basis by approximately 9% for both periods. Our total revenues increased year-over-year by 16% and 13% for the three and six months ended June 30, 2025, respectively, but without the impact of changes in foreign currency exchange rates, our total revenues increased year-over-year on a constant currency basis by approximately 12% and 11%, respectively. See Notes 9 and 15 to our Unaudited Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, and our designation of certain portions of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. A hypothetical 10% decrease in the fair values at June 30, 2025 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $55 million being recognized in net income.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, we evaluated our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

We continue to monitor changes related to the ongoing integration and upgrade of financial systems and processes to determine the impact on internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). No change in our internal control over financial reporting occurred during the three months ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2025, and is incorporated into this Part II, Item 1 by reference thereto.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (Dollars in Billions)
April 1, 2025 –	212,373	(2)	$4,548	212,373	$25.0	(2) (3)
April 30, 2025	263	(4)	$4,889	N/A	N/A

May 1, 2025 –	48,214	(2)	$5,221	48,214	$24.7	(2) (3)
May 31, 2025	2,646	(4)	$5,080	N/A	N/A

June 1, 2025 –	22,671	(2)	$5,442	22,671	$24.6	(2) (3)
June 30, 2025	426	(4)	$5,686	N/A	N/A
Total	286,593			283,258	$24.6
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
(4)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended June 30, 2025 to previously withheld share amounts that reflect changes to the estimates of employee tax withholding obligations.

Item 5. Other Information

On June 2, 2025, Vanessa Wittman, Director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 180 shares of the Company's common stock with sales starting on September 15, 2025 and ending on September 15, 2026.

On June 9, 2025, Larry Quinlan, Director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 128 shares of the Company's common stock with sales starting on September 8, 2025 and ending on December 31, 2025.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(c)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of April 18, 2024.
4.1(d)	Form of 3.125% Senior Note due 2031.
4.2(d)	Form of 4.125% Senior Note due 2038.
4.3(d)	Form of 4.500% Senior Note due 2046.
4.4(d)*	Officers' Certificate, dated May 9, 2025, with respect to the 3.125% Senior Note due 2031 issued pursuant to the Base Indenture.
4.5(d)*	Officers' Certificate, dated May 9, 2025, with respect to the 4.125% Senior Note due 2038 issued pursuant to the Base Indenture.
4.6(d)*	Officers' Certificate, dated May 9, 2025, with respect to the 4.500% Senior Note due 2046 issued pursuant to the Base Indenture.
4.7(d)	Agency Agreement, dated as of May 9, 2025, by and between Booking Holdings Inc., as issuer, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar and trustee.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).
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
(d)    Previously filed as an exhibit to the Current Report on Form 8-K filed on May 9, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	July 29, 2025	By:	/s/ Ewout L. Steenbergen
Name: Ewout L. Steenbergen Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)