Form 10-Q
period 2025-09-30
Booking Holdings Inc.
filed 2025-10-28
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at October 20, 2025:

Common Stock, par value $0.008 per share	32,233,815
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended September 30, 2025

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,509	$16,164
Accounts receivable, net (Allowance for expected credit losses of $152 and $146, respectively)	4,013	3,199
Prepaid expenses, net	579	587
Other current assets	602	541
Total current assets	21,703	20,491
Property and equipment, net	817	832
Operating lease assets	605	559
Intangible assets, net	961	1,382
Goodwill	2,669	2,799
Long-term investments	651	536
Other assets, net	1,346	1,109
Total assets	$28,752	$27,708
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,025	$3,824
Accrued expenses and other current liabilities	4,958	6,047
Deferred merchant bookings	6,283	4,031
Short-term debt	999	1,745
Total current liabilities	16,265	15,647
Deferred income taxes	14	289
Operating lease liabilities	533	483
Long-term U.S. transition tax liability	—	257
Other long-term liabilities	679	199
Long-term debt	15,997	14,853
Total liabilities	33,488	31,728
Commitments and contingencies (see Note 13)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,514,729 and 64,276,130, respectively	1	—
Treasury stock: 32,208,282 and 31,329,265 shares, respectively	(52,175)	(47,877)
Additional paid-in capital	8,186	7,707
Retained earnings	39,553	36,525
Accumulated other comprehensive loss	(301)	(375)
Total stockholders' deficit	(4,736)	(4,020)
Total liabilities and stockholders' deficit	$28,752	$27,708

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Merchant revenues	$6,131	$4,972	$13,506	$10,806
Agency revenues	2,569	2,753	6,177	6,660
Advertising and other revenues	308	269	885	802
Total revenues	9,008	7,994	20,568	18,268
Operating expenses:
Marketing expenses	2,340	2,151	6,256	5,700
Sales and other expenses	1,022	872	2,623	2,370
Personnel, including stock-based compensation of $150, $148, $446, and $432, respectively	945	868	2,534	2,501
General and administrative	254	575	595	873
Information technology	242	194	661	564
Depreciation and amortization	160	155	472	434
Impairment	457	—	457	—
Transformation costs	105	—	175	—
Total operating expenses	5,525	4,815	13,773	12,442
Operating income	3,483	3,179	6,795	5,826
Interest expense	(301)	(305)	(1,368)	(788)
Interest and dividend income	248	327	723	863
Other income (expense), net	39	(332)	(1,181)	(173)
Income before income taxes	3,469	2,869	4,969	5,728
Income tax expense	721	352	993	914
Net income	$2,748	$2,517	$3,976	$4,814
Net income applicable to common stockholders per basic common share	$84.86	$75.37	$122.07	$142.38
Weighted-average number of basic common shares outstanding (in 000's)	32,384	33,401	32,573	33,814
Net income applicable to common stockholders per diluted common share	$84.41	$74.34	$121.39	$140.45
Weighted-average number of diluted common shares outstanding (in 000's)	32,558	33,864	32,755	34,278

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,748	$2,517	$3,976	$4,814
Other comprehensive income, net of tax (1)	2	21	74	20
Comprehensive income	$2,750	$2,538	$4,050	$4,834
(1)    Primarily consists of foreign currency translation adjustments (see Note 12).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Three Months Ended September 30, 2025
Balance, June 30, 2025	64,510	$1	(32,088)	$(51,502)	$8,028	$37,119	$(303)	$(6,657)
Net income	—	—	—	—	—	2,748	—	2,748
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2
Exercise of stock options and vesting of restricted stock units and performance share units	5	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	158	—	—	158
Repurchase of common stock	—	—	(120)	(673)	—	—	—	(673)
Dividends	—	—	—	—	—	(314)	—	(314)
Balance, September 30, 2025	64,515	$1	(32,208)	$(52,175)	$8,186	$39,553	$(301)	$(4,736)

Nine Months Ended September 30, 2025
Balance, December 31, 2024	64,276	$—	(31,329)	$(47,877)	$7,707	$36,525	$(375)	$(4,020)
Net income	—	—	—	—	—	3,976	—	3,976
Other comprehensive income, net of tax	—	—	—	—	—	—	74	74
Exercise of stock options and vesting of restricted stock units and performance share units	239	1	—	—	14	—	—	15
Stock-based compensation	—	—	—	—	465	—	—	465
Repurchase of common stock	—	—	(879)	(4,298)	—	—	—	(4,298)
Dividends	—	—	—	—	—	(948)	—	(948)
Balance, September 30, 2025	64,515	$1	(32,208)	$(52,175)	$8,186	$39,553	$(301)	$(4,736)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Three Months Ended September 30, 2024
Balance, June 30, 2024	64,259	$—	(30,623)	$(44,958)	$7,479	$33,527	$(324)	$(4,276)
Net income	—	—	—	—	—	2,517	—	2,517
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21
Exercise of stock options and vesting of restricted stock units and performance share units	7	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	154	—	—	154
Repurchase of common stock	—	—	(466)	(1,776)	—	—	—	(1,776)
Dividends	—	—	—	—	—	(295)	—	(295)
Balance, September 30, 2024	64,266	$—	(31,089)	$(46,734)	$7,635	$35,749	$(303)	$(3,653)

Nine Months Ended September 30, 2024
Balance, December 31, 2023	64,048	$—	(29,650)	$(41,426)	$7,175	$31,830	$(323)	$(2,744)
Net income	—	—	—	—	—	4,814	—	4,814
Other comprehensive income, net of tax	—	—	—	—	—	—	20	20
Exercise of stock options and vesting of restricted stock units and performance share units	218	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	449	—	—	449
Repurchase of common stock	—	—	(1,439)	(5,308)	—	—	—	(5,308)
Dividends	—	—	—	—	—	(895)	—	(895)
Balance, September 30, 2024	64,266	$—	(31,089)	$(46,734)	$7,635	$35,749	$(303)	$(3,653)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$3,976	$4,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	472	434
Provision for expected credit losses and chargebacks	323	292
Deferred income taxes	(483)	(75)
Stock-based compensation expense	450	432
Operating lease amortization	105	114
Unrealized foreign currency transaction losses related to Euro-denominated debt	1,407	108
Impairment	457	—
Amortization of debt discount and change in fair value of the conversion option related to the convertible senior notes	360	—
Other	(132)	(27)
Changes in assets and liabilities:
Accounts receivable	(828)	(651)
Prepaid expenses and other current assets	104	12
Deferred merchant bookings and other current liabilities	1,377	2,308
Other	331	(159)
Net cash provided by operating activities	7,919	7,602
INVESTING ACTIVITIES:
Proceeds from maturity of investments	—	590
Additions to property and equipment	(249)	(353)
Other investing activities	7	(33)
Net cash (used in) provided by investing activities	(242)	204
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,955	2,959
Payments on maturity and redemption of debt	(4,970)	(1,114)
Payments for repurchase of common stock	(4,321)	(5,282)
Dividends paid	(941)	(885)
Other financing activities	29	(25)
Net cash used in financing activities	(8,248)	(4,347)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	905	214
Net increase in cash and cash equivalents and restricted cash and cash equivalents	334	3,673
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	16,193	12,135
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$16,527	$15,808

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

Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") to modernize the accounting for software costs accounted for under Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The update is effective for annual and interim financial statements beginning with the fiscal year 2028. The Company is currently evaluating the impact of the update to its Consolidated Financial Statements.

Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued an ASU to simplify the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606, Revenue from Contracts with Customers. The update is effective for annual and interim financial statements beginning with the fiscal year 2026. The Company is currently evaluating the impact of the update to its Consolidated Financial Statements.

2.    REVENUES

Revenues by Type of Service

Approximately 90% and 89% of the Company's revenues for the three and nine months ended September 30, 2025, respectively, and 90% for the three and nine months ended September 30, 2024, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Consumer Incentive Programs

At September 30, 2025 and December 31, 2024, liabilities of $81 million and $150 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers.

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

3.    STOCK-BASED COMPENSATION

Restricted stock units and performance share units granted by the Company during the nine months ended September 30, 2025 had an aggregate grant-date fair value of $606 million. Restricted stock units and performance share units that vested during the nine months ended September 30, 2025 had an aggregate fair value at vesting of $1.1 billion. At September 30, 2025, there was $811 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the activity in restricted stock units and performance share units during the nine months ended September 30, 2025:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2024	278,723	$2,994	200,154	$2,779

Granted	101,732	$4,956	20,113	$5,054
Vested	(142,719)	$2,790	(86,213)	$2,535
Performance shares adjustment (1)			8,989	$3,824
Forfeited	(14,917)	$3,733	(4,221)	$2,958
Unvested at September 30, 2025	222,819	$3,971	138,822	$3,323
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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Weighted-average number of basic common shares outstanding	32,384	33,401	32,573	33,814
Weighted-average dilutive stock options, restricted stock units, and performance share units	174	215	182	229
Assumed conversion of convertible senior notes	—	248	—	235
Weighted-average number of diluted common and common equivalent shares outstanding	32,558	33,864	32,755	34,278

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type:

(in millions)	Cost	Gross Unrealized Gains / Upward Adjustments	Gross Unrealized Losses / Downward Adjustments	Carrying Value
September 30, 2025
Equity securities with readily determinable fair values	$715	$55	$(263)	$507
Equity securities of private entities	111	259	(226)	144
Total long-term investments	$826	$314	$(489)	$651
December 31, 2024
Equity securities with readily determinable fair values	$715	$—	$(324)	$391
Equity securities of private entities	111	259	(225)	145
Total long-term investments	$826	$259	$(549)	$536

Equity securities with readily determinable fair values include the Company's investments in Grab Holdings Limited and DiDi Global Inc., with fair values of $255 million and $244 million, respectively, at September 30, 2025 and $200 million and $179 million, respectively, at December 31, 2024.

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

Assets and liabilities measured at fair value on a recurring basis and nonrecurring basis, as applicable, are classified in the categories described in the table below:

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2025
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit (1)	$15,212	$—	$—	$15,212
Investments in equity securities	507	—	—	507
Foreign currency exchange derivatives	—	30	—	30
LIABILITIES:
Foreign currency exchange derivatives	$—	$36	$—	$36
Nonrecurring fair value measurements
Long-lived assets (2)	$—	$—	$179	$179
Goodwill (2)	—	—	203	203

December 31, 2024
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit (1)	$14,926	$—	$—	$14,926
Investments in equity securities	391	—	—	391
Foreign currency exchange derivatives	—	70	—	70
LIABILITIES:
Foreign currency exchange derivatives	$—	$93	$—	$93
Embedded derivative liability	—	1,300	—	1,300
(1)    Primarily consists of money market fund investments.
(2)    See Note 8 for additional information.

Investments

See Note 5 for additional information related to the Company's investments.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of September 30, 2025 and December 31, 2024, the Company did not designate any derivatives as hedges for accounting purposes.

For the Company's foreign currency exchange derivatives outstanding as of September 30, 2025 and December 31, 2024, the notional amounts of the foreign currency purchases were $9.6 billion and $8.2 billion, respectively, and the notional amounts of the foreign currency sales were $5.4 billion and $5.5 billion, respectively. The notional amount of a foreign currency exchange derivative contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
(Losses) gains on foreign currency exchange derivatives	$(44)	$130	$10	$(32)

See Note 9 for information on the embedded derivative liability related to the convertible senior notes.

Other Financial Assets and Liabilities

At September 30, 2025 and December 31, 2024, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the fair value of the Company's outstanding senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024 includes receivables from customers of $2.4 billion and $2.0 billion, respectively, and receivables from payment processors and networks of $1.5 billion and $1.2 billion, respectively. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses. In addition, the Company had prepayments to certain accommodation travel service provider customers of $101 million and $49 million primarily included in "Prepaid expenses, net" in the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables:

	Nine Months Ended September 30,
(in millions)	2025	2024
Balance, beginning of year	$146	$137
Provision charged to earnings	139	152
Write-offs and other adjustments	(133)	(158)
Balance, end of period	$152	$131

8.    INTANGIBLE ASSETS AND GOODWILL

The carrying value of the Company's intangible assets, which consists primarily of trade names and supply and distribution agreements, was $961 million and $1.4 billion at September 30, 2025 and December 31, 2024, respectively, and is stated net of accumulated amortization of $1.6 billion and $2.1 billion, respectively. Amortization expense of intangible assets was $53 million and $161 million for the three and nine months ended September 30, 2025, respectively, and $55 million and $166 million for the three and nine months ended September 30, 2024, respectively.

The carrying value of the Company's goodwill at September 30, 2025 and December 31, 2024 was $2.7 billion and $2.8 billion, respectively, and is stated net of cumulative impairment charges of $2.2 billion and $2.0 billion, respectively.

Impairment of Goodwill and Intangible Assets

As of September 30, 2025, the Company performed its annual goodwill impairment test. Except for the KAYAK reporting unit, the fair values of the Company's reporting units exceeded their respective carrying values.

For the KAYAK reporting unit's goodwill, the Company recognized an impairment charge of $180 million for the three and nine months ended September 30, 2025, which is not tax-deductible, resulting in an adjusted carrying value of $203 million at September 30, 2025. In addition, for the KAYAK asset group's intangible assets (trade names and supply and distribution agreements), the Company recognized an impairment charge of $277 million for the three and nine months ended September 30, 2025. The impairments were primarily driven by a reduction in the forecasted cash flows for KAYAK, reflecting its meta-search business being impacted by expected increases in customer acquisition costs. These impairment charges are recorded in "Impairment" in the Unaudited Consolidated Statements of Operations.

The estimated fair value of KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flow) and a market approach (applying comparable company multiples). The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. The discount rate is determined based on the reporting unit's estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which require significant judgments. Changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. The market approach estimates value using prices and other relevant information generated by market transactions involving comparable publicly-traded companies, including the use of the earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiple. A change in the assumption used for the EBITDA multiple would result in a directionally similar change in the fair value.

At September 30, 2025, the fair values of KAYAK's trade names and supply and distribution agreements were $103 million and $76 million, respectively, estimated using an income approach. The key unobservable inputs used for these intangible assets include royalty rates, distributor margins, and supplier attrition rates (in the range of 2% to 5%, as applicable) and the useful lives of the trade names (20 years). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for the royalty rate, distributor margin, and expected useful life would result in a directionally similar change in the fair value and a change in the assumption used for the attrition rate would result in a directionally opposite change in the fair value.

The estimation of fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead the Company to re-evaluate its current assumptions and may result in a need to recognize an additional goodwill and/or long-lived asset impairment charge that could have a material adverse effect on the Company's results of operations.

9.    DEBT

Revolving Credit Facility

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for information related to the Company's unsecured revolving credit facility that extends a revolving line of credit of up to $2 billion to the Company. At September 30, 2025 and December 31, 2024, there were no borrowings outstanding and $22 million and $26 million, respectively, of letters of credit issued under the revolving credit facility.

Outstanding Debt

Outstanding debt consists of the following:

	September 30, 2025		December 31, 2024
(in millions)	Outstanding Principal Amount	Carrying Value (1)	Outstanding Principal Amount	Carrying Value (1)
3.65% Senior Notes due March 2025 (2)	$—	$—	$500	$500
0.1% (€950 Million) Senior Notes due March 2025 (2)	—	—	984	984
0.75% Convertible Senior Notes due May 2025 (2)	—	—	784	261
4.625% Senior Notes due April 2030	—	—	1,500	1,494
3.6% Senior Notes due June 2026 (3)	1,000	999	1,000	999
4.0% (€750 Million) Senior Notes due November 2026	881	880	777	775
1.8% (€1 Billion) Senior Notes due March 2027	1,175	1,174	1,035	1,034
3.55% Senior Notes due March 2028	500	499	500	499
0.5% (€750 Million) Senior Notes due March 2028	881	879	777	774
3.625% (€500 Million) Senior Notes due November 2028	588	586	518	516
3.5% (€500 Million) Senior Notes due March 2029	588	586	518	516
4.25% (€750 Million) Senior Notes due May 2029	881	877	777	772
3.125% (€500 Million) Senior Notes due May 2031	588	582	—	—
4.5% (€1 Billion) Senior Notes due November 2031	1,175	1,169	1,035	1,030
3.625% (€650 Million) Senior Notes due March 2032	764	760	673	669
3.25% (€600 Million) Senior Notes due November 2032	705	698	621	614
4.125% (€1.25 Billion) Senior Notes due May 2033	1,468	1,456	1,294	1,282
4.75% (€1 Billion) Senior Notes due November 2034	1,175	1,168	1,035	1,028
3.75% (€850 Million) Senior Notes due March 2036	998	984	880	866
3.75% (€500 Million) Senior Notes due November 2037	588	584	518	514
4.125% (€750 Million) Senior Notes due May 2038	881	870	—	—
4.0% (€750 Million) Senior Notes due March 2044	881	865	777	762
3.875% (€700 Million) Senior Notes due March 2045	823	805	725	709
4.5% (€500 Million) Senior Notes due May 2046	588	575	—	—
Total outstanding debt	$17,128	$16,996	$17,228	$16,598
Short-term debt	$1,000	$999	$2,268	$1,745
Long-term debt	$16,128	$15,997	$14,960	$14,853
(1)    The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $132 million and $630 million as of September 30, 2025 and December 31, 2024, respectively.
(2)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2024.
(3)    Included in "Short-term debt" in the Unaudited Consolidated Balance Sheet as of September 30, 2025.

Fair Value of Debt

At September 30, 2025 and December 31, 2024, the fair value of outstanding debt was approximately $17.4 billion and $18.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The fair value of the Company's debt in excess of the outstanding principal amount at September 30, 2025 is primarily due to interest rate fluctuations. The fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2024 primarily relates to the conversion premium, which is the conversion value in excess of the principal amount, on the convertible senior notes that matured in May 2025 (the "May 2025 Notes").

Convertible Senior Notes

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for information related to the May 2025 Notes. Upon issuance and subsequent balance sheet-date reassessments through September 30, 2024, the conversion option of the May 2025 Notes qualified for the equity scope exception under ASC 815 Derivatives and Hedging because the Company had the option to deliver either cash or shares of the Company's common stock to satisfy the conversion premium. Under such exception, the conversion option is not required to be accounted for as a separate instrument. On November 1, 2024, the Company irrevocably elected to settle the conversion premium in cash. Upon that election, the conversion option no longer qualified for the exception and was deemed to be an embedded derivative which required bifurcation from the debt contract. Upon bifurcation of the conversion option, the Company recorded an embedded derivative liability at fair value of $1.2 billion, a debt discount of $783 million reducing the carrying value of the May 2025 Notes to zero, and a loss of $428 million. The debt discount was amortized over the remaining term of the May 2025 Notes using the straight-line method. The fair value of the embedded derivative liability was $1.3 billion at December 31, 2024 and is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. At December 31, 2024, the fair value of the May 2025 Notes was $2.1 billion and the unamortized debt discount and debt issuance costs was $523 million. In May 2025, upon the maturity of the May 2025 Notes, the Company paid $1.9 billion in cash in the aggregate to repay the principal amount and settle the conversion premium of $1.1 billion. In addition, the Company paid the applicable accrued and unpaid interest relating to May 2025 Notes.

The Company recognized the following activity related to the conversion option of the May 2025 Notes in its Unaudited Consolidated Statement of Operations:

(in millions)	Classification in Unaudited Consolidated Statement of Operations	Nine Months Ended
		September 30, 2025
Change in fair value of the embedded derivative	Other income (expense), net	$163
Amortization of debt discount	Interest expense	(523)
Total charges		$(360)

The fair values of the May 2025 Notes and the embedded derivative liability were both considered as "Level 2" fair value measurements (see Note 6).

Nonconvertible Senior Notes

The following table summarizes the information related to the senior notes issued in May 2025:

Senior Notes	Effective Interest Rate (1)	Timing of Interest Payments
3.125% Senior Notes due May 2031	3.32%	Annually in May
4.125% Senior Notes due May 2038	4.25%	Annually in May
4.5% Senior Notes due May 2046	4.66%	Annually in May
(1)    Represents the coupon interest rate adjusted for deferred debt issuance costs and premiums or discounts existing at the origination of the debt.

The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of the Company's common stock and to redeem or repay outstanding indebtedness.

In August 2025, the Company paid $1.5 billion on settlement of the exercise of the make-whole option to redeem the 4.625% Senior Notes due April 2030 (the "April 2030 Notes"). In addition, the Company paid the applicable accrued and unpaid interest. The difference of $25 million between the carrying value of the April 2030 Notes and the amount paid for their redemption is recorded as loss on the early extinguishment of the notes and included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

In March 2025, the Company paid $1.5 billion on the maturity of the 3.65% and 0.1% senior notes due March 2025. In addition, the Company paid the applicable accrued and unpaid interest relating to each of these senior notes.

Interest expense related to nonconvertible senior notes consists primarily of coupon interest expense of $163 million and $468 million for the three and nine months ended September 30, 2025, respectively, and $137 million and $391 million for the three and nine months ended September 30, 2024, respectively.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the nine months ended September 30, 2025 and 2024, the portion of Euro-denominated debt designated as a net investment hedge ranged in value from $2.3 billion to $4.8 billion and from $2.3 billion to $5.3 billion, respectively.

10.    TREASURY STOCK AND DIVIDENDS

In the first quarter of 2025, the Company's Board of Directors (the "Board") authorized a program to repurchase up to $20 billion of the Company's common stock. At September 30, 2025, the Company had a total remaining authorization of $23.9 billion related to share repurchase programs authorized by the Board. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities:

(in millions, except for shares, which are reflected in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	118	$663	464	$1,767	774	$3,780	1,345	$4,978
General authorization for shares withheld on stock award vesting	2	10	2	9	105	518	94	330
Total	120	$673	466	$1,776	879	$4,298	1,439	$5,308

For the nine months ended September 30, 2025 and 2024, the Company remitted employee withholding taxes of $516 million and $329 million, respectively, to tax authorities, which may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

As of September 30, 2025 and December 31, 2024, the Company recorded estimated liabilities of $31 million and $56 million, respectively, related to excise taxes on share repurchases, which are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. During the nine months ended September 30, 2025, the Company remitted excise taxes of $56 million to tax authorities, which is included in financing activities in the Unaudited Consolidated Statement of Cash Flows.

During the nine months ended September 30, 2025 and 2024, the Board declared quarterly cash dividends of $9.60 and $8.75, respectively, per share of common stock and the Company paid $941 million and $885 million, respectively, in total cash dividends. In October 2025, the Board declared a cash dividend of $9.60 per share of common stock, payable on December 31, 2025 to stockholders of record as of the close of business on December 5, 2025.

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

The Company's effective tax rates for the three and nine months ended September 30, 2025 were 20.8% and 20.0%, respectively, compared to 12.3% and 16.0% for the three and nine months ended September 30, 2024, respectively. The Company's 2025 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below) and U.S. state income taxes, partially offset by higher international tax rates, certain non-deductible expenses, and U.S. federal and state tax associated with the Company's international earnings. The Company's 2024 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and a reduction to the Company's 2018 federal one-time deemed repatriation liability, pursuant to the U.S. Tax Cuts and Jobs Act ("Tax Act"), resulting from a U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, partially offset by higher international tax rates, unrecognized tax benefits, and U.S. federal and state tax associated with the Company's international earnings.

The Company's effective tax rate for the three months ended September 30, 2025 was higher than the effective tax rate for the three months ended September 30, 2024, primarily due to the reduction to the Company's 2018 federal one-time deemed repatriation liability, pursuant to the Tax Act, that was recorded in 2024 and resulting from a U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, and non-deductible goodwill impairment charges relating to KAYAK, partially offset by certain higher discrete tax benefits and certain lower non-deductible expenses.

The Company's effective tax rate for the nine months ended September 30, 2025 was higher than the effective tax rate for the nine months ended September 30, 2024, primarily due to the reduction to the Company's 2018 federal one-time deemed repatriation liability, pursuant to the Tax Act, that was recorded in 2024 and resulting from a U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner, and non-deductible expenses related to the convertible senior notes, partially offset by certain higher discrete tax benefits and certain lower non-deductible expenses.

In July 2025, the One Big Beautiful Bill Act ("BBB Act") was enacted into law in the United States. The BBB Act made changes to certain international, foreign tax credit, and domestic tax provisions in the United States effective in 2025 and 2026. There was not a significant impact to the Company's income tax expense or effective tax rate for the three and nine months ended September 30, 2025 as a result of the BBB Act.

During the three and nine months ended September 30, 2025 and 2024, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2025 and 2024 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at September 30, 2025 and December 31, 2024 was $239 million and $260 million, respectively. As of September 30, 2025, net unrecognized tax benefits of $228 million, if recognized, would impact the effective tax rate. As of September 30, 2025 and December 31, 2024, total gross interest and penalties accrued was $5 million and $6 million, respectively. The decrease in unrecognized tax benefits primarily relates to the settlement by Booking.com of certain Italian tax matters (see Note 13). The majority of unrecognized tax benefits are included in "Other assets, net" in the Unaudited Consolidated Balance Sheet as of September 30, 2025. It is reasonably possible that the balance of gross unrecognized tax benefits could change over the next twelve months.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component:

(in millions)	Foreign currency translation adjustments					Net unrealized (losses) gains on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges		Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax	Before tax	Tax

Three Months Ended September 30, 2025
Balance, June 30, 2025	$(347)	$39	$17	$(12)	$(303)	$—	$—	$—	$(303)
Other comprehensive income (loss) ("OCI") for the period	4	2	(6)	2	2	—	—	—	2
Balance, September 30, 2025	$(343)	$41	$11	$(10)	$(301)	$—	$—	$—	$(301)

Nine Months Ended September 30, 2025
Balance, December 31, 2024	$(769)	$130	$356	$(92)	$(375)	$—	$—	$—	$(375)
OCI for the period	426	(89)	(345)	82	74	—	—	—	74
Balance, September 30, 2025	$(343)	$41	$11	$(10)	$(301)	$—	$—	$—	$(301)

Three Months Ended September 30, 2024
Balance, June 30, 2024	$(644)	$124	$266	$(70)	$(324)	$—	$—	$—	$(324)
OCI for the period	226	(67)	(180)	42	21	—	—	—	21
Balance, September 30, 2024	$(418)	$57	$86	$(28)	$(303)	$—	$—	$—	$(303)

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(537)	$94	$171	$(48)	$(320)	$(4)	$1	$(3)	$(323)
OCI for the period	119	(37)	(85)	20	17	4	(1)	3	20
Balance, September 30, 2024	$(418)	$57	$86	$(28)	$(303)	$—	$—	$—	$(303)

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

In 2024, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") imposed a fine and restricted certain of Booking.com's business practices such as those relating to contractual parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to customers. Booking.com does not agree with the rationale stated in the decision and the restrictions imposed, and has filed an appeal. In February 2025, the Spanish National Court ruled that the CNMC decision, including payment of the fine, is suspended pending the outcome of the appeal. The CNMC and certain third parties have sought to clarify the scope of the court's ruling, including its suspensory effect. In connection with the suspension of the fine payment, Booking.com entered into a bank guarantee arrangement in April 2025. Although the Company disagrees with the rationale stated in the CNMC decision, it recorded a liability for this matter with $486 million included in "Other long-term liabilities" and $428 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

In 2017, the Swiss Price Surveillance Office (the "Swiss PSO") opened an investigation into the level of commissions of Booking.com in Switzerland. Booking.com received a negative decision ordering a reduction of its average commission level for hotels located in Switzerland, which Booking.com disagrees with and has appealed. The Swiss PSO order is suspended pending the outcome of the appeal, and the ordered reduction in commissions would only be effective for a three-year period after such final decision. In the third quarter of 2025, the Polish Office of Competition and Consumer Protection investigation into Booking.com's identification of private and professional hosts and its messaging in relation to obligations owed to consumers was resolved through agreement with the authority. The French Directorate General for Competition Policy, Consumer Affairs, and Fraud Control ("DGCCRF") opened separate investigations into Booking.com and Agoda relating to certain business practices. The DGCCRF issued a final order to Booking.com to change certain of its business practices by January 2026 and additional discussions with the DGCCRF regarding its implementation are ongoing. Agoda received a draft decision, which it has responded to, and discussions with the DGCCRF are ongoing. In June 2025, the Hellenic Competition Commission (in Greece) opened an investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies. In August 2025, the Hungarian Competition Authority opened an investigation into whether certain practices by Booking.com may mislead consumers. If any of the investigations were to find that the Company's practices violated the respective laws, or as part of a negotiated resolution, the Company may face significant fines, restrictions on its business practices, and/or be required to make other commitments.

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

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation, judgments, or issues have in the past resulted in and could in the future result in private litigation. The Company is currently involved in such litigation and/or aware of such potential litigation. For example, various hotel associations have promoted potential class actions on behalf of European hotels against Booking.com relating to the historical use of contractual parity provisions and law firms in Spain and France are promoting similar potential claims in those jurisdictions. A Dutch consumer group also signaled its intent to pursue a similar claim, as well as allegations that Booking.com and Agoda employed misleading practices, on behalf of Dutch consumers, and the Company is aware of similar efforts to pursue potential claims in other jurisdictions. German hotels have also filed parity-related claims against Booking.com and that litigation is ongoing. The Company does not agree with any such claims and intends to defend itself. However, class action litigation can be time-consuming, costly, and unpredictable, regardless of merit, and there may be evolving jurisprudence and less experience with such matters in certain of the markets where the Company is or may be involved in such litigation, making outcomes less certain and harder to forecast. If the Company were to be found liable, it could result in, among other things, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately $295 million for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. As of September 30, 2025, the Company made prepayments of $87 million to the Italian tax authorities to forestall collection enforcement pending the appeal phase of the case. In April 2025, the Company was notified of a MAP resolution for the 2013 through 2018 tax years that resulted in additional Italian income taxes of $23 million and the Company formally accepted the results of the MAP in May 2025. This amount was reflected in unrecognized tax benefits as of December 31, 2024. The Company is entitled to a refund of the remaining portion of its tax prepayment. The tax resulting from the MAP is partially offset by a tax benefit of $10 million relating to Netherlands income tax.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which it is currently participating. BPF instituted legal proceedings against Booking.com B.V. and in January 2024, The Hague Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999. Booking.com B.V. filed an appeal against that judgment and this appeal was rejected by the Dutch Supreme Court in March 2025. Booking.com B.V. has changed its pension scheme retroactively and going forward in line with the outcome of the litigation and arrangement with BPF. The Company recorded a liability for this matter with $245 million and $336 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The reduction in the accrual during the nine months ended September 30, 2025, reflecting the arrangement with BPF that became effective during the period, is recorded in "Personnel" expenses in the Unaudited Consolidated Statement of Operations. There may be additional claims with respect to the eligibility of certain employees in scope of the BPF.

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

Other Contractual Obligations and Contingencies

The Company had $1.2 billion and $650 million of standby letters of credit and bank guarantees issued on its behalf as of September 30, 2025 and December 31, 2024, respectively, including those issued under the revolving credit facility (see Note 9). These were obtained primarily in connection with certain of the litigation matters disclosed above and for regulatory purposes.

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

The CODM reviews revenues and an adjusted measure of EBITDA less additions to property and equipment ("Adjusted EBITDA less Capex") for each operating segment. The following table presents information for the Company's reportable segment. Other segment items include operating expenses such as general and administrative and information technology. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on these expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total revenues	$9,008	$7,994	$20,568	$18,268
Marketing expenses	2,340	2,151	6,256	5,700
Sales and other expenses	1,022	872	2,623	2,353
Personnel expenses	894	808	2,507	2,341
Other segment items	535	492	1,486	1,538
Segment Adjusted EBITDA less Capex	$4,217	$3,671	$7,696	$6,336

The following table presents the reconciliation of the Company's segment Adjusted EBITDA less Capex to Income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Segment Adjusted EBITDA less Capex	$4,217	$3,671	$7,696	$6,336
Additions to property and equipment	78	88	248	356
Adjustment related to the Netherlands pension fund matter (1)	—	—	123	—
Accruals related to the fine imposed by the Spanish competition authority (1)	—	—	—	78
Impact of certain indirect tax matters (2)	(45)	(365)	(45)	(365)
Depreciation and amortization (3)	(160)	(155)	(472)	(434)
Impairment (4)	(457)	—	(457)	—
Transformation costs (5)	(105)	—	(173)	—
Interest expense (3)	(301)	(305)	(1,368)	(788)
Interest and dividend income (3)	248	327	723	863
Net gains on equity securities (6)	92	32	116	27
Foreign currency transaction losses on the remeasurement of certain Euro-denominated debt and accrued interest and gains on debt-related foreign currency derivative instruments (6)	(9)	(329)	(1,359)	(94)
Loss on early extinguishment of debt (7)	(25)	—	(25)	—
Change in fair value of the conversion option of the convertible senior notes (7)	—	—	163	—
Other (8)	(64)	(95)	(201)	(251)
Income before income taxes	$3,469	$2,869	$4,969	$5,728
(1)    See Note 13 for additional information.
(2)    For the three and nine months ended September 30, 2024, the Company accrued an amount of $365 million related to the previously disclosed settlement with the Italian Tax Authorities for the withholding of income tax liabilities for certain short-term rental partners in Italy, which is reflected in "General and administrative" expenses in the Unaudited Consolidated Statements of Operations.
(3)    See the Unaudited Consolidated Statements of Operations.
(4)    See Note 8 for additional information.
(5)    See Note 17 for additional information.
(6)    See Note 15 for additional information.
(7)    See Note 9 for additional information.
(8)    Primarily consists of the expenses of corporate headquarters and certain other functional departments.

Stock-based compensation included in the determination of segment Adjusted EBITDA less Capex was $139 million and $406 million for the three and nine months ended September 30, 2025, respectively, and $128 million and $378 million for the three and nine months ended September 30, 2024, respectively.

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

(in millions)	U.S.	Outside of the U.S. (1)	Total Company
Total revenues for the three months ended September 30,
2025	$677	$8,331	$9,008
2024	$662	$7,332	$7,994

Total revenues for the nine months ended September 30,
2025	$1,918	$18,650	$20,568
2024	$1,857	$16,411	$18,268
(1)    Includes $7.6 billion and $16.7 billion for the three and nine months ended September 30, 2025, respectively, and $6.6 billion and $14.4 billion for the three and nine months ended September 30, 2024, respectively, attributed to an entity domiciled in the Netherlands.

15.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Foreign currency transaction losses (1)	$(31)	$(365)	$(1,440)	$(204)
Change in fair value of the conversion option of the convertible senior notes (2)	—	—	163	—
Net gains on equity securities (3)	92	32	115	27
Other	(22)	1	(19)	4
Other income (expense), net	$39	$(332)	$(1,181)	$(173)
(1)    Foreign currency transaction losses include losses of $9 million and $1.4 billion for the three and nine months ended September 30, 2025, respectively, and losses of $343 million and $108 million for the three and nine months ended September 30, 2024, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9). Foreign currency transaction losses also include gains and losses related to derivative contracts (see Note 6).
(2)    See Note 9 for additional information.
(3)    See Note 5 for additional information.

16.    SUPPLEMENTAL CASH FLOW INFORMATION

As of September 30, 2025 and December 31, 2024, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows due to restricted cash and cash equivalents, which are included in "Other current assets" in the Consolidated Balance Sheets.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $39 million and $42 million for the nine months ended September 30, 2025 and 2024, respectively. See Note 10 for additional information on noncash financing activity related to the excise tax on share repurchases.

During the nine months ended September 30, 2025 and 2024, the Company made income tax payments of $1.9 billion and $1.7 billion, respectively, and interest payments of $747 million and $615 million, respectively.

17.    TRANSFORMATION COSTS

In the fourth quarter of 2024, the Company began the implementation of the organizational changes that are expected to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving its offering to travelers and partners, and better position the Company for the long term (the "Transformation Program"). The Company currently expects that the restructuring costs and accelerated investments related to the Transformation Program will be incurred by the end of 2027 and anticipates these costs to primarily relate to expected and ongoing workforce reductions, technology investments, and professional fees. Some details of the Transformation Program are not yet final and remain subject to consultation with works councils, employee representative bodies, and other relevant organizations, legal requirements in multiple jurisdictions, and the Company completing its analysis of overall Transformation Program costs.

Transformation Program related costs are recorded in "Transformation costs" in the Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, Transformation costs include employee termination benefits of $79 million and $105 million, respectively, and professional fees of $24 million and $67 million, respectively.

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

We evaluate certain operating and financial measures on both an as-reported and constant currency basis. We calculate constant currency based on the predominant transactional currency in each country, converting our current-year period results into currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates.

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

In the third quarter of 2025, global room nights increased 8% year-over-year, in line with the 8% growth in the second quarter of 2025, and faster than the 7% growth in the first quarter of 2025. We saw healthy travel demand across all our major regions in the third quarter of 2025.

While the geopolitical and macroeconomic environment can impact global travel demand, we believe our diversified global portfolio of leading travel brands, flexible platforms, and strong financial position would help us to navigate a range of scenarios. We continue to take a long-term view, staying focused on delivering value to our travelers and partners, maintaining disciplined cost management, and making strategic investments as appropriate.

Quarterly Room Nights and Change versus the prior year

Change vs. PY (1)
(1)    Room night growth rates are rounded for presentation purposes.

The cancellation rate in the third quarter of 2025 was lower than the third quarter of 2024. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expenses at the time a booking is made even though that booking could be canceled in the future.

In the third quarter of 2025, our global average daily rates ("ADRs") on a constant currency basis were approximately 1% higher than the prior year, driven primarily by higher ADRs in Europe. Our global ADRs were slightly negatively impacted by a higher mix of room nights in Asia, which is a lower ADR region. Excluding the changes in regional mix, our global ADRs on a constant currency basis were up approximately 1% year-over-year. The year-over-year increase in our global ADRs on a constant currency basis has resulted in constant currency accommodation gross bookings growing faster than room nights in the third quarter of 2025.

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

Our mobile app is an important platform for experiencing the Connected Trip since the app travels with the traveler. The mix of our room nights booked on a mobile app was a mid-fifties percentage over the trailing twelve months ended September 30, 2025, up from a low-fifties percentage over the trailing twelve months ended September 30, 2024. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with them. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of our accommodations, and enable our long-term Connected Trip strategy, Booking.com increasingly processes transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and increasingly offer secure and flexible transaction terms to consumers, such as the form, currency, and timing of payment. The mix of our total gross bookings generated on a merchant basis was 72% in the third quarter of 2025, an increase from 65% in the third quarter of 2024. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Over the trailing twelve months ended September 30, 2025, the incremental revenues from facilitating payments were greater than the associated incremental variable expenses.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total performance and brand marketing expenses, which are substantially variable in nature, were $2.3 billion in the third quarter of 2025, up 9% versus the third quarter of 2024 as a result of the year-over-year growth in travel demand and increases in brand marketing investments. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing, meta search, and social media channels to generate bookings through our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising.

Marketing efficiency, expressed as marketing expenses as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are in some cases outside of our control. Such factors include ADRs, costs per click, cancellation rates, foreign currency exchange rates, search engine bidding algorithms, channel mix, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing and social media marketing campaigns. In recent years, ROIs have generally been stable. However, ROIs could be negatively impacted by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental bookings we receive, and anticipated repeat rates. Marketing efficiency is also impacted by the extent to which consumers book directly with us. The mix of our total room nights booked by consumers coming directly to our platforms was a mid-fifties percentage over the trailing twelve months ended September 30, 2025 and was higher if we exclude the room nights booked through affiliate programs (i.e., business-to-business). The mix of total room nights booked by consumers coming directly to our platforms increased year-over-year, which benefited our marketing efficiency over the trailing twelve months ended September 30, 2025.

Booking.com had approximately 4.4 million total properties on its website at September 30, 2025, representing an increase from approximately 3.9 million total properties at September 30, 2024. At September 30, 2025, the total properties on Booking.com's website consisted of approximately 3.9 million alternative accommodation properties (including homes, apartments, and other unique places to stay) and approximately 500,000 hotels, motels, and resorts.

The mix of Booking.com's room nights booked for alternative accommodation properties in the third quarter of 2025 was approximately 36%, up versus approximately 35% in the third quarter of 2024. We have observed a longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of these properties on Booking.com. We may experience lower profit margins due to additional costs from offering alternative accommodations, such as increased customer service or certain partner related costs. As our alternative accommodation business grows, these different characteristics may negatively impact our profit margins.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use platform are important factors influencing a consumer's decision to make a reservation, for many consumers the price of the travel service is the primary factor determining whether to book. Discounting and couponing (i.e., merchandising) occurs across the major regions in which we operate, particularly in Asia. In some cases, our competitors are willing to make little or no profit on a transaction or offer travel services at a loss in order to gain market share. As a result, it is important to offer travel services at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. Some of these initiatives, such as discounts, may result in lower ADRs and lower revenues as a percentage of gross bookings as they can reduce the daily room rate and are recognized as contra-revenue.

Over the long term, we intend to continue to invest in marketing and promotion, technology, and personnel, as well as exploring strategic alternatives such as acquisitions, within parameters consistent with efforts to improve long-term operating results. To create room for these investments, we intend to continue to look for ways to optimize our expenses.

In the fourth quarter of 2024, we began the implementation of the organizational changes that are expected to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving our offering to travelers and partners, and better position our business for the long term (the "Transformation Program"). The Transformation Program resulted in approximately $120 million in savings in the first nine months of 2025. Given the stronger-than-expected early results of the Transformation Program, we are raising our expectation for the ultimate annual run-rate savings to a range of $500 to $550 million from our previous guidance of $400 to $450 million, as compared to our 2024 expense base. We expect to deliver these run-rate savings by the end of 2027, with about half of the savings expected to be achieved after 2025. We expect that the restructuring costs and accelerated investments related to the Transformation Program will be incurred by the end of 2027 and are estimated to be, in the aggregate, approximately one times the expected annual run-rate savings.

Many taxing authorities seek to increase tax revenues and have targeted large multinational technology companies. Many jurisdictions, particularly in the EU, have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenues earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Rates for these taxes range from 1.5% to 10% of revenues deemed generated in the jurisdiction. We record the applicable digital services taxes in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations. The recent One Big Beautiful Bill Act (the "BBB Act") changes certain international, foreign tax credit, and domestic tax provisions in the United States effective in 2025 and 2026. While the BBB Act did not result in a significant impact to our income tax expense or effective tax rate for the three and nine months ended September 30, 2025, we are evaluating the impact of the BBB Act and it could have a negative impact on our results of operations and cash flows as it relates to provisions that are not yet effective. See Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates (principally related to Euros and British Pounds Sterling). See Note 14 to our Unaudited Consolidated Financial Statements for information related to revenues by geographic area. As a result of these movements, the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by approximately 13% in the third quarter of 2025 as compared to the third quarter of 2024, including a benefit of about 4% from changes in foreign currency exchange rates. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

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

The estimation of the recoverable values of asset groups and the fair values of our reporting units reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit's expected growth rates and operating margin and with respect to matters outside of our control, such as discount rates and market comparables. Generally, changes in the assumptions used for comparable company multiples would result in directionally similar changes in the fair value and changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. The estimation of fair value requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units. Such changes may include travel service providers reducing or withdrawing from our services, generative AI better enabling or offering alternatives for travel service providers to reach consumers, or competitors affecting our ability to market to and reach consumers in a cost-efficient way.

Impairment of Goodwill and Intangible Assets

As of September 30, 2025, we performed our annual goodwill impairment test. Except for the KAYAK reporting unit, the fair values of our reporting units exceeded their respective carrying values.

For the KAYAK reporting unit's goodwill, we recognized an impairment charge of $180 million for the three and nine months ended September 30, 2025, resulting in an adjusted carrying value of $203 million at September 30, 2025. In addition, for the KAYAK asset group's intangible assets (trade names and supply and distribution agreements), we recognized an impairment charge of $277 million for the three and nine months ended September 30, 2025. The impairments were primarily driven by a reduction in the forecasted cash flows for KAYAK, reflecting its meta-search business being impacted by expected increases in customer acquisition costs.

The estimated fair value of KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flow) and a market approach (applying comparable company multiples). The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. In the cash flow projections, we assume that KAYAK will experience a decline in profitability. An increase or decrease of one percentage point to the earnings before interest, taxes, depreciation and amortization ("EBITDA") growth rates used in the cash flow projections would result in an increase of approximately $45 million and a decrease of approximately $40 million, respectively, to the estimated fair value of KAYAK as of September 30, 2025. The discount rate is determined based on the reporting unit's estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which require significant judgments. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of KAYAK at September 30, 2025 ranges from a decrease of approximately $20 million to an increase of approximately $25 million. The market approach estimates value using prices and other relevant information generated by market transactions involving comparable publicly-traded companies, including the use of the EBITDA multiple. A change in the assumption used for the EBITDA multiple would result in a directionally similar change in the fair value.

At September 30, 2025, the fair values of KAYAK's trade names and supply and distribution agreements were $103 million and $76 million, respectively, estimated using an income approach. The key unobservable inputs used for these intangible assets include royalty rates, distributor margins, and supplier attrition rates (in the range of 2% to 5%, as applicable) and the useful lives of the trade names (20 years). Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for the royalty rate, distributor margin, and expected useful life would result in a directionally similar change in the fair value and a change in the assumption used for the attrition rate would result in a directionally opposite change in the fair value.

See Note 8 to our Unaudited Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three and Nine Months Ended September 30, 2025 compared to the Three and Nine Months Ended September 30, 2024

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

Room nights, rental car days, and airline tickets reserved through our services were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Room nights	323	299	8.2%	951	883	7.7%
Rental car days	23	23	2.1%	70	66	6.2%
Airline tickets	17	13	32.3%	50	36	40.0%

Room nights reserved through our services increased year-over-year for the three and nine months ended September 30, 2025 driven primarily by increased travel demand in Europe and Asia. Rental car days reserved through our services increased year-over-year for the three and nine months ended September 30, 2025 driven primarily by growth in rental car days reserved on Booking.com. Airline tickets reserved through our services increased year-over-year for the three and nine months ended September 30, 2025 driven primarily by the expansion of flight offerings at Booking.com and Agoda.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories were as follows (numbers may not total due to rounding):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Merchant gross bookings	$35,737	$28,362	26.0%	$99,211	$79,952	24.1%
Agency gross bookings	13,932	15,085	(7.6)%	43,863	48,460	(9.5)%
Total gross bookings	$49,668	$43,447	14.3%	$143,074	$128,413	11.4%

The year-over-year increase in merchant gross bookings during the three and nine months ended September 30, 2025 was due primarily to growth in gross bookings from accommodation reservation services and flight reservation services at Booking.com and Agoda. Merchant gross bookings also increased year-over-year and agency gross bookings decreased year-over-year for the three and nine months ended September 30, 2025 due to the ongoing shift from agency to merchant bookings at Booking.com.

The year-over-year increase in total gross bookings for the three and nine months ended September 30, 2025 was due primarily to the increase in room nights, a positive impact of foreign exchange rate fluctuations, a positive impact from growth in flight gross bookings, and an increase in constant currency accommodation ADRs.

Flight gross bookings increased 30% and 31% year-over-year for the three and nine months ended September 30, 2025, respectively, due to airline ticket growth, partially offset by lower average airline ticket prices. Rental car gross bookings increased 10% and 9% year-over-year for the three and nine months ended September 30, 2025, respectively, due to rental car days growth and higher average daily car rental prices.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Merchant revenues	$6,131	$4,972	23.3%	$13,506	$10,806	25.0%
Agency revenues	2,569	2,753	(6.7)%	6,177	6,660	(7.3)%
Advertising and other revenues	308	269	14.1%	885	802	10.3%
Total revenues	$9,008	$7,994	12.7%	$20,568	$18,268	12.6%
% of Total gross bookings	18.1%	18.4%		14.4%	14.2%

The year-over-year increase in merchant revenues during the three and nine months ended September 30, 2025 was due primarily to growth in revenues from accommodation reservation services at Booking.com. Merchant revenues also increased year-over-year while agency revenues decreased year-over-year for the three and nine months ended September 30, 2025 due to the ongoing shift from agency to merchant revenues at Booking.com. Advertising and other revenues increased year-over-year for the three and nine months ended September 30, 2025 due to growth at OpenTable and growth in advertising revenues at Booking.com.

Total revenues as a percentage of gross bookings decreased year-over-year for the three months ended September 30, 2025 due to an increase in the mix of flight gross bookings, which have lower revenues as a percentage of gross bookings, and an increase in merchandising, partially offset by an increase in revenues related to facilitating payments. Total revenues as a percentage of gross bookings increased year-over-year for the nine months ended September 30, 2025 due to an increase in revenues related to facilitating payments, as well as a positive impact from differences in the timing of booking versus travel, partly offset by an increase in the mix of flight gross bookings.

Operating Expenses

See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the components of our operating expenses and the related accounting policies. The year-over-year growth in our total operating expenses for the three and nine months ended September 30, 2025 was increased by changes in foreign currency exchange rates.

Marketing Expenses

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Marketing expenses	$2,340	$2,151	8.8%	$6,256	$5,700	9.8%
% of Total gross bookings	4.7%	5.0%		4.4%	4.4%
% of Total revenues	26.0%	26.9%		30.4%	31.2%

Our marketing expenses, which are substantially variable in nature, increased year-over-year for the three and nine months ended September 30, 2025, to help drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings in the three months ended September 30, 2025 were lower than in the three months ended September 30, 2024 due to changes in traffic mix and lower brand marketing expenses as a percentage of total gross bookings.

Sales and Other Expenses

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Sales and other expenses	$1,022	$872	17.2%	$2,623	$2,370	10.7%
% of Total gross bookings	2.1%	2.0%		1.8%	1.8%
% of Total revenues	11.4%	10.9%		12.8%	13.0%

Sales and other expenses, which are substantially variable in nature, increased year-over-year for the three and nine months ended September 30, 2025 due primarily to an increase in merchant transaction costs of $158 million and $294 million, respectively, related to the ongoing shift from agency to merchant transactions at Booking.com. Sales and other expenses as a percentage of total revenues increased year-over-year for the three months ended September 30, 2025 due to increased merchant transactions, which grew faster than revenue, partially offset by efficiencies in third-party customer service costs. Sales and other expenses as a percentage of total revenues decreased year-over-year for the nine months ended September 30, 2025 due to efficiencies in third-party customer service costs, lower digital services taxes and other similar taxes, as well as lower provisions for expected credit losses, partially offset by the impact of increased merchant transactions, which grew faster than total revenue.

Personnel

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Personnel	$945	$868	9.0%	$2,534	$2,501	1.3%
% of Total revenues	10.5%	10.9%		12.3%	13.7%

Personnel expenses increased year-over-year for the three and nine months ended September 30, 2025 primarily due to increases in salary expenses and bonus expense accruals, both of which were increased by changes in foreign currency exchange rates. The year-over-year increase in personnel expenses for the nine months ended September 30, 2025 was partially offset by a $170 million reduction during the three months ended March 31, 2025 in the accrual related to the Netherlands pension fund matter. Employee headcount of approximately 24,800 as of September 30, 2025 increased by 2% year-over-year.

General and Administrative

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
General and administrative	$254	$575	(55.9)%	$595	$873	(31.9)%
% of Total revenues	2.8%	7.2%		2.9%	4.8%

General and administrative expenses decreased year-over-year for the three and nine months ended September 30, 2025 due to the impact of the $365 million accrual in the third quarter of 2024 related to the proposed settlement of certain Italian indirect tax matters, partially offset by a $45 million expense in the third quarter of 2025 related to the resolution of another indirect tax matter. In addition, the year-over-year decrease in general and administrative expenses in the nine months ended September 30, 2025, was impacted by a $78 million reduction in the second quarter of 2024 in the accrual related to the fine imposed by the Spanish competition authority. The year-over-year decrease in our general and administrative expenses for the three and nine months was partially offset by changes in foreign currency exchange rates.

Information Technology

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Information technology	$242	$194	24.9%	$661	$564	17.2%
% of Total revenues	2.7%	2.4%		3.2%	3.1%

Information technology expenses increased year-over-year for the three months ended September 30, 2025 due primarily to an increase in expenses related to cloud computing costs and an increase in software license and system maintenance fees. Information technology expenses increased year-over-year for the nine months ended September 30, 2025 due primarily to an increase in expenses related to cloud computing costs.

Depreciation and Amortization

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Depreciation and amortization	$160	$155	2.9%	$472	$434	8.7%
% of Total revenues	1.8%	1.9%		2.3%	2.4%

Depreciation and amortization expenses increased year-over-year for the three and nine months ended September 30, 2025 due primarily to increased amortization expense related to internally-developed software as well as depreciation of computer equipment.

Impairment

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Impairment	$457	$—	*	$457	$—	*
* Not meaningful

See Note 8 to our Unaudited Consolidated Financial Statements for additional information.

Transformation Costs

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Transformation costs	$105	$—	*	$175	$—	*
* Not meaningful

See "Trends" above for additional information on the Transformation Program. For the three and nine months ended September 30, 2025, Program related costs primarily consist of employee termination benefits and professional fees. See Note 17 to our Unaudited Consolidated Financial Statements.

Interest Expense and Interest and Dividend Income

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Interest expense	$(301)	$(305)	(1.5)%	$(1,368)	$(788)	73.6%
Interest and dividend income	248	327	(24.1)%	723	863	(16.2)%

Interest expense decreased year-over-year for the three months ended September 30, 2025 primarily due to lower interest costs associated with cash management activities, the redemption of senior notes in August 2025, and the maturity of senior notes in September 2024, partially offset by the issuance of senior notes in May 2025 and November 2024. Interest expense increased year-over-year for the nine months ended September 30, 2025 primarily due to the amortization of debt discount related to the convertible senior notes (see Note 9 to our Unaudited Consolidated Financial Statements) and the issuance of senior notes in November 2024. Interest and dividend income decreased year-over-year for the three and nine months ended September 30, 2025 primarily due to lower interest rates, partially offset by higher money market fund investment balances.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Other income (expense), net	$39	$(332)	$(1,181)	$(173)

See Note 15 to our Unaudited Consolidated Financial Statements for additional information.

Income Taxes

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024		2025	2024
Income tax expense	$721	$352	105.2%	$993	$914	8.7%
% of Income before income taxes	20.8%	12.3%		20.0%	16.0%

See Note 11 to our Unaudited Consolidated Financial Statements for additional information.

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

Cash, cash equivalents, and investments
At September 30, 2025, we had $17.2 billion in cash, cash equivalents, and investments, of which approximately $11.1 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements.

Deferred merchant bookings
Deferred merchant bookings of $6.3 billion at September 30, 2025 includes cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

Debt
Our revolving credit facility extends a revolving line of credit up to $2 billion to us. As of September 30, 2025, we are in compliance with the maximum leverage ratio covenant under the facility, which is a condition to our ability to borrow.

Our outstanding senior notes at September 30, 2025 had cumulative interest to maturity (based on coupon interest rates) of $5.5 billion, with $621 million payable within the next twelve months.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information.

Share repurchases and dividends
In the first quarter of 2025, our Board of Directors (the "Board") authorized a program to repurchase up to $20 billion of our common stock. At September 30, 2025, we had a total remaining authorization of $23.9 billion related to share repurchase programs authorized by the Board.

In October 2025, the Board declared a cash dividend of $9.60 per share of common stock, payable on December 31, 2025 to stockholders of record as of the close of business on December 5, 2025.

See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

Commitments, contingencies, and other
At September 30, 2025, we had, in the aggregate, $1.1 billion of non-cancellable purchase obligations individually greater than $10 million, of which $310 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction. At September 30, 2025, we had lease obligations of $762 million, of which $129 million is payable within the next twelve months.

At September 30, 2025, we had a remaining transition tax liability of $257 million as a result of the U.S. Tax Cuts and Jobs Act (the "Tax Act"), which is included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. Due to the 2024 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner, a portion of our total transition tax liability may be refunded. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

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

See "Trends" above for information on the Transformation Program, including the estimated annual run-rate savings and restructuring costs and accelerated investments required for the program.

Cash Flow Analysis

See our Unaudited Consolidated Statements of Cash Flows for additional information related to our cash flows.

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$7,919	$7,602
Net cash (used in) provided by investing activities	(242)	204
Net cash used in financing activities	(8,248)	(4,347)

Net cash provided by operating activities for the nine months ended September 30, 2025 resulted from net income of $4.0 billion, a favorable net impact from adjustments for non-cash and other items of $3.0 billion, and a favorable net change in working capital and other assets and liabilities of $984 million. Non-cash and other items were principally associated with unrealized foreign currency transaction losses related to Euro-denominated debt, deferred income taxes, depreciation and amortization, impairment, stock-based compensation expense, adjustments related to the convertible senior notes, and provision for expected credit losses and chargebacks. For the nine months ended September 30, 2025, deferred merchant bookings and other current liabilities increased by $1.4 billion and accounts receivable increased by $828 million, primarily due to higher business volumes. Merchant revenues increased while agency revenues decreased year-over year for the nine months ended September 30, 2025 due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Net cash provided by operating activities for the nine months ended September 30, 2024 resulted from net income of $4.8 billion, a favorable net impact from adjustments for non-cash and other items of $1.3 billion, and a favorable net change in working capital and other assets and liabilities of $1.5 billion. Non-cash and other items were principally associated with depreciation and amortization, stock-based compensation expense, provision for expected credit losses and chargebacks, operating lease amortization, and unrealized foreign currency transaction losses related to Euro-denominated debt. For the nine months ended September 30, 2024, deferred merchant bookings and other current liabilities increased by $2.3 billion and accounts receivable increased by $651 million, primarily due to higher business volumes.

Net cash used in investing activities for the nine months ended September 30, 2025 resulted principally from payments for property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2024 resulted principally from the maturity of certain investments of $590 million, partially offset with payments for property and equipment of $353 million.

Net cash used in financing activities for the nine months ended September 30, 2025 resulted principally from payments of $5.0 billion on the maturity and redemption of debt, including the conversion premium on the convertible senior notes, the repurchase of common stock of $4.3 billion, and dividend payments of $941 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion. Net cash used in financing activities for the nine months ended September 30, 2024 resulted principally from the repurchase of common stock of $5.3 billion, payment on the maturity of debt of $1.1 billion, and dividend payments of $885 million, partially offset with the proceeds from the issuance of long-term debt of $3.0 billion.

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

See Note 9 to our Unaudited Consolidated Financial Statements for information about our outstanding senior notes. A hypothetical 100 basis point (1.0%) decrease in interest rates, at September 30, 2025, would have resulted in an increase of approximately $1.1 billion in the estimated fair value of our outstanding debt.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased year-over-year by 14% and 11% for the three and nine months ended September 30, 2025, respectively, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant currency basis by approximately 10% for both periods. Our total revenues increased year-over-year by 13% for both the three and nine months ended September 30, 2025, including benefits of about 4% and 3%, respectively, from changes in foreign currency exchange rates. See Notes 9 and 15 to our Unaudited Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, and our designation of certain portions of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. A hypothetical 10% decrease in the fair values at September 30, 2025 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $65 million being recognized in net income.

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

We continue to monitor changes related to the ongoing integration and upgrade of financial systems and processes to determine the impact on internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). No change in our internal control over financial reporting occurred during the three months ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2025, and is incorporated into this Part II, Item 1 by reference thereto.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (Dollars in Billions)
July 1, 2025 –	19,314	(2)	$5,691	19,314	$24.5	(2) (3)
July 31, 2025	187	(4)	$5,599	N/A	N/A

August 1, 2025 –	41,004	(2)	$5,536	41,004	$24.3	(2) (3)
August 31, 2025	1,188	(4)	$5,373	N/A	N/A

September 1, 2025 –	58,198	(2)	$5,497	58,198	$23.9	(2) (3)
September 30, 2025	505	(4)	$5,499	N/A	N/A
Total	120,396			118,516	$23.9
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
(4)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended September 30, 2025 to previously withheld share amounts that reflect changes to the estimates of employee tax withholding obligations.

Item 5. Other Information

On August 7, 2025, Robert J. Mylod, Jr., Director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,000 shares of the Company's common stock with sales starting on November 6, 2025 and ending on November 30, 2027.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(c)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of October 16, 2025.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).
(a)    Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 and incorporated herein by reference.
(c)    Previously filed as an exhibit to the Current Report on Form 8-K filed on October 17, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	October 28, 2025	By:	/s/ Ewout L. Steenbergen
Name: Ewout L. Steenbergen Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)