Form 10-K
period 2025-12-31
Booking Holdings Inc.
filed 2026-02-18
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
Registrant's telephone number, including area code: (203) 299-8000
 _____________________________________________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
4.000% Senior Notes Due 2026	BKNG 26	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
0.500% Senior Notes Due 2028	BKNG 28	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2028	BKNG 28A	The NASDAQ Stock Market LLC
3.500% Senior Notes Due 2029	BKNG 29A	The NASDAQ Stock Market LLC
4.250% Senior Notes Due 2029	BKNG 29	The NASDAQ Stock Market LLC
3.000% Senior Notes Due 2030	BKNG 30	The NASDAQ Stock Market LLC
3.125% Senior Notes Due 2031	BKNG 31A	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2031	BKNG 31	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2032	BKNG 32	The NASDAQ Stock Market LLC
3.250% Senior Notes Due 2032	BKNG 32A	The NASDAQ Stock Market LLC
4.125% Senior Notes Due 2033	BKNG 33	The NASDAQ Stock Market LLC
4.750% Senior Notes Due 2034	BKNG 34	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2035	BKNG 35	The NASDAQ Stock Market LLC
3.750% Senior Notes Due 2036	BKNG 36	The NASDAQ Stock Market LLC
3.750% Senior Notes Due 2037	BKNG 37	The NASDAQ Stock Market LLC
4.125% Senior Notes Due 2038	BKNG 38	The NASDAQ Stock Market LLC
4.000% Senior Notes Due 2044	BKNG 44	The NASDAQ Stock Market LLC
3.875% Senior Notes Due 2045	BKNG 45	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2046	BKNG 46	The NASDAQ Stock Market LLC
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of Booking Holdings Inc. at June 30, 2025 was approximately $187.4 billion based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by executive officers and directors of Booking Holdings Inc. on June 30, 2025 have been excluded because such persons may be deemed to be affiliates of Booking Holdings Inc. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of Booking Holdings Inc.'s common stock was 31,673,346 at February 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Booking Holdings Inc.'s definitive proxy statement relating to its annual meeting of stockholders to be held on June 2, 2026, to be filed with the Securities and Exchange Commission within 120 days after the end of Booking Holdings Inc.'s fiscal year ended December 31, 2025.

Booking Holdings Inc. Annual Report on Form 10-K for the Year Ended December 31, 2025 Index

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

PART I

Item 1.  Business

Our mission is to make it easier for everyone to experience the world. We aim to provide consumers with a best-in-class experience with tailored planning, payment, language, and other options seamlessly connecting them with our travel service provider partners. We offer these services through five primary consumer-facing brands: Booking.com, Priceline, Agoda, KAYAK, and OpenTable:

	Accommodations	Ground Transportation	Flights	Activities	Restaurants	Meta Search
Booking.com	☑	☑	☑	☑
Priceline	☑	☑	☑	☑
Agoda	☑	☑	☑	☑
KAYAK						☑
OpenTable					☑

We are proud of the meaningful progress we are making on our strategic initiatives as we continue to create more value for our consumers and partners, including:
•achieving record annual room nights in 2025;
•integrating new generative artificial intelligence ("Gen AI") features to enhance the consumer and partner experience and drive efficiencies in our operations;
•continued advancement towards our Connected Trip vision to make planning, booking, and traveling simpler, more personalized, and seamless;
•expanding Booking.com's Genius loyalty program across verticals and continuing to improve loyalty programs across our brands to provide a more personalized experience for consumers and incremental value to partners;
•partnering with leading Gen AI organizations;
•continuing to increase brand awareness and localization in key geographies such as Asia and the U.S.;
•increasing adoption of our payments platform and capabilities;
•growing our alternative accommodations offering;
•executing on our Transformation Program (as defined below) to drive efficiency and help create capacity for reinvestments in our strategic priorities for long-term value creation; and
•broadening our supply and increasing flight and attraction ticket growth at Booking.com and Agoda.

Our common stock is listed on the NASDAQ Global Select Market under the symbol "BKNG." We refer to our company and our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our," or "us."

Our Business Model

We derive substantially all of our revenues from providing online travel reservation services, which facilitate online travel purchases by travelers from travel service providers (which we generally refer to as "consumers" and "partners," respectively). We also earn revenues from payment facilitation, advertising, restaurant reservation and management services, travel-related insurance offerings, and other services.

For the year ended December 31, 2025, we had revenues of $26.9 billion, which we classify as "merchant" revenues, "agency" revenues, and "advertising and other" revenues.
•Merchant revenues are derived from transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues include travel reservation commissions and transaction net revenues, which is the amount charged to travelers, including the contra-revenue impact of merchandising, less the amount owed to travel service providers; revenues from facilitation of payments such as credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues. The majority of our merchant revenue is from Booking.com's accommodation reservations.
•Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided, and consist almost entirely of travel reservation commissions from Booking.com's accommodation reservations.
•Advertising and other revenues are derived primarily from (a) revenues earned by KAYAK for sending referrals to partners and for advertising placements, (b) revenues earned by OpenTable for its restaurant reservation services and subscription fees for restaurant management services, and (c) revenues earned by our other brands for advertising placements on their platforms.

Our Strategy

We aim to:
•make it easy for people to plan, find, book, pay for, and experience travel;
•provide consumers with comprehensive choices and value, including expanding the range of travel-related products and services available on our platforms;
•create innovative and valuable Gen AI-powered consumer and partner offerings;
•offer platforms, tools, and insights to our partners to drive mutual growth; and
•operate our business sustainably and support more sustainable travel choices by our consumers and partners.

We believe that global travel bookings will generally continue to grow while shifting from traditional offline methods to online channels. We expect to benefit from this growth in travel and the continued shift to online channels as we work to expand our service offerings and increase our presence in key geographies. In particular, we seek to (a) leverage best-in-class technology to provide consumers with a great experience, (b) partner with travel service providers and restaurants to our mutual benefit, (c) operate multiple brands that collaborate with each other, and (d) invest in profitable and sustainable growth.

Deliver value and an excellent experience to our consumers and partners. We endeavor to provide consumers with: (a) personalized and easy-to-use online travel services; (b) a comprehensive selection of travel and payment options; (c) informative and useful content; (d) excellent customer service; and (e) value through competitive prices and loyalty programs.

We are executing against our long-term strategy to create an ideal AI-powered traveler experience, offering our customers relevant options and suggestions at the times and in the language they want them, making trips booked with us seamless, easy, and valuable. We refer to this as the "Connected Trip." The goal of our Connected Trip vision is to offer a differentiated and personalized travel planning, booking, payment, and in-trip experience for each trip, enhanced by a robust loyalty program that provides value to travelers and partners across all trips. In the near term, we are focused on providing consumers the ability to build a complete travel itinerary from AI-powered inspiration and planning to in-trip suggestions for attraction options. We continue to grow our Connected Trip verticals in 2025, including 37% year-over-year flight ticket growth, and about 80% attraction ticket growth off a small base. We believe that the growth of our payments capabilities removes friction across the travel experience and delivers additional value for consumers and partners. We offer consumer-facing Gen AI capabilities across our brands, including trip planners, AI assistants to answer consumer queries, and a price comparison tool. Gen AI has also improved customer service resolution times and customer satisfaction.

We also aim to establish mutually beneficial relationships with our partners. We believe they benefit from participating in our services by increasing their distribution channels, demand, profile and reputation, and inventory utilization in an efficient and cost-effective manner. We offer Gen AI powered tools like Smart Messenger and Auto-Reply to enable partners to engage with guests more efficiently. Partners also benefit from our trusted brands and marketing efforts, expertise in offering an excellent consumer experience, and ability to offer their inventory in markets and to consumers that they may otherwise be unable or unlikely to reach, for instance due to language or payments services we can offer on their behalf.

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

Invest in profitable and sustainable growth. We seek to operate our business to drive long-term profitability and growth. We have made significant investments in people, technology, marketing, and our travel offerings, particularly towards our strategic initiatives such as the Connected Trip, payments, and in key regions such as Asia and the U.S. In 2025, we continued our investments in Gen AI to accelerate internal productivity and improve the consumer and partner experience. Through our Transformation Program (as defined below) we are driving efficiencies to create capacity to invest in long-term growth. We also regularly evaluate and may pursue potential strategic acquisitions, partnerships, joint ventures, or investments.

Service Offerings

Booking.com. Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. At December 31, 2025, Booking.com offered accommodation reservation services for approximately 4.4 million properties in over 220 countries and territories and in over 40 languages, consisting of approximately 500,000 hotels, motels, and resorts and approximately 3.9 million homes, apartments, and other unique places to stay.

In 2025, Booking.com offered flights in over 55 markets. It also offered in-destination tours and activities, rental car reservation services, and ground transportation services across thousands of locations worldwide.

Priceline. Priceline is a leader in discount travel reservations, primarily in North America, with headquarters in Norwalk, Connecticut. Priceline offers online accommodation, flight, and rental car reservation services, as well as vacation packages, cruises, activity, and affiliate programs.

Agoda. Agoda is a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region, with headquarters in Singapore. Agoda also offers flight, ground transportation, and attractions.

KAYAK. KAYAK, headquartered in Norwalk, Connecticut, provides online meta-search services that allow consumers to easily search and compare travel itineraries and prices from hundreds of online travel platforms at once. KAYAK offers its services in over 60 countries and territories.

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

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive and constantly evolving. Competing offerings can be launched at a relatively low cost, with the pace of innovation increasing and the cost to do so decreasing as a result of Gen AI. Our current and potential competitors include the largest global technology companies, which have significantly more consumers, consumer data, and resources than we do, and may be able to leverage other aspects of their businesses to compete more effectively with us.

We currently or may in the future compete with companies including:
•online travel, restaurant reservation, and meta-search services;
•large online search, social media, and marketplace companies;
•travel service providers (such as hotels, airlines, and rental car companies);
•companies offering Gen AI-powered assistants and agents, or other AI-powered offerings;
•traditional travel agencies, travel management companies, wholesalers, and tour operators;
•financial services and credit card companies; and
•companies offering software solutions and technology services to travel service providers.

For more information regarding current and potential competitors and the competitive nature of the markets in which we operate, see Part I, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance."

Government Regulation

Our business operates globally and is subject to a wide range and sometimes conflicting set of evolving laws and regulations across multiple jurisdictions including those relating to payments, the digital marketplace, data protection and privacy, competition, consumer protection, and the travel industry (e.g., the EU's Travel Package Directive). We expend significant cost and effort to maintain compliance programs, systems, and controls in response to these requirements and to meet expectations of stakeholders. As we evolve our offerings or as governments implement new or evolving views of laws and regulations, the scope and complexity of compliance will increase. For example, following the European Commission's designation of us as a gatekeeper under the Digital Markets Act ("DMA") and Booking.com as a "Very Large Online Platform" under the Digital Services Act ("DSA"), we became subject to new requirements and scrutiny. Similarly, as we expand our payment offerings, any failure by us to comply with changes in European payment services regulation, including Payments Services Directive 3 and the proposed Payment Services Regulation, could limit our ability to offer certain payment features in the European Union. Violations of laws or regulations could result in fines, penalties, and criminal sanctions against us, our officers or employees, and prohibitions or interruptions on how or where we conduct our business.

For further discussion, see Part I, Item 1A, Risk Factors - "Information Security, Cybersecurity, and Data Privacy Risks" and "Legal, Regulatory, Compliance, and Reputational Risks."

Technology

Our business is supported by multiple systems and platforms designed with an emphasis on scalability, performance, redundancy, and security. We are continually modernizing our technology by building new applications with modern development tools and application programming interfaces, and we increasingly rely upon public cloud infrastructure. Our applications utilize digital certificates and other security technologies to help us conduct secure communications and transactions, as appropriate. The systems infrastructure and web and database servers of our operations are hosted in data centers in Europe, Asia, and North America, and each provides services and support typical of hosted data centers. See Part I, Item 1A, Risk Factors - "Information Security, Cybersecurity, and Data Privacy Risks."

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

Seasonality and Other Timing Factors

In 2025, our gross bookings were generally similar in each quarter of the year, with a slightly above-average amount booked in the third quarter and a slightly below-average amount booked in the fourth quarter. We generally recognize our marketing expenses as they are incurred, which is typically in the quarter when the gross bookings for the associated reservations are recognized. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), and accommodation check-ins in Europe and North America are generally highest in the third quarter during those regions' peak summer travel season and lowest in the first quarter. As a result of this timing difference between when we record marketing expenses and when we recognize associated revenues, we typically experience our highest level of profitability in the third quarter and our lowest level of profitability in the first quarter. In addition to the typical seasonality effects, our quarterly results and quarterly year-over-year growth rates can be impacted by:
•length of the booking window (the average time between the booking of a travel reservation and when the travel begins), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in). In 2025, the booking window was generally longer than in 2024 as an increased percentage of bookings were made for travel that was to occur further out from the time of booking;
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

Workforce

As of December 31, 2025, we employed approximately 24,300 employees, of which approximately 2,900 were based in the United States and approximately 21,400 outside the United States. Approximately 97% of our employees are full-time employees. We also retain independent contractors to support certain functions.

We operate in over 220 countries and territories and in over 40 languages globally, and believe that a diverse workforce operating in an inclusive environment has been a part of our success and will help us achieve our long-term strategic goals. Given the broad geographical nature of our business and workforce, we are committed to creating workplaces that embrace the cultures and practices of our employees and we prohibit unlawful discrimination of any type.

Attraction, Development, and Retention

It is critical that we attract and retain the top talent in our industry. We believe that we offer a rich culture where employees feel empowered to do their best work with opportunities to grow as well as competitive compensation and benefits. We are focused on our employees' engagement and mental well-being, career satisfaction, and development. We offer tailored learning opportunities to enable employees to upskill while at work and drive career conversations between employees and their managers, as well as succession planning.

We measure organizational culture and engagement and regularly connect with our employees through engagement and quick pulse surveys to request feedback, and the results of these efforts are shared with senior management. We view our engagement surveys as an important tool for management to solicit and respond to employee feedback.

Employee Relations

We consider our relations with our employees to be good, and we work collaboratively with relevant works councils, employee representatives, and other labor organizations.

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

We intend to use the Investor Relations page of our website (ir.bookingholdings.com) to disclose material information for purposes of the SEC's Regulation Fair Disclosure. We encourage our investors to monitor this website in addition to our other public announcements and SEC filings as information posted on that page could be deemed to be material information.

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

Macroeconomic uncertainties and geopolitical tensions have caused, and in the future may cause, significant volatility in foreign currency exchange rates, stock markets, and oil prices, which can impact consumer travel behavior. The uncertainty of these factors makes it difficult to forecast industry and consumer trends, which could adversely affect our ability to effectively manage our business and our results of operations.

Other events beyond our control such as pandemics, terrorist attacks, natural disasters, trade disputes, sanctions, wars and regional hostilities, political unrest, travel-related accidents, or overtourism may result in declines in demand or travel restrictions, which could negatively impact our business. These events and their impacts are largely unpredictable and can abruptly affect consumer travel behavior and relationships with travel service providers and partners, which could adversely affect our business and results of operations.

Intense competition could reduce our market share and harm our financial performance.

We operate in highly competitive and rapidly evolving global markets for travel and restaurant reservation services. Barriers to entry are low, and we compete with online travel companies ("OTCs"), travel service providers offering direct booking (such as airlines, hotels, and rental car companies), traditional travel agencies and operators, companies offering travel-related software, payments, or technology solutions, financial services and credit card companies, and global technology companies with significantly greater scale, data, and financial resources. For example, Google links travel search to its dominant search engine and has integrated travel products into Google Maps and its Gemini generative AI ("Gen AI") offering. Other large technology platforms and AI-native competitors are developing Gen AI-powered assistants and agents that can search, compare, recommend, and facilitate travel and dining reservations directly within their search engines, operating systems, messaging platforms, or "super-apps." These offerings may reduce consumers choosing to visit dedicated online travel platforms, reducing direct traffic, bookings, and customer relationships. Gen AI also lowers barriers to entry and enables competitors to potentially replicate or improve core functionality, personalize recommendations and pricing, and acquire customers more efficiently through non-travel consumer interactions. AI agents may further evolve into full-service booking platforms, increasing competitive pressure and disintermediating OTCs. If our Gen AI investments are not successful or we are unable to successfully adapt to such changes, our ability to compete, and our business and results of operations, could be adversely affected.

For many consumers, the price of a travel service is the primary factor determining whether to book a reservation. Some competitors may operate at minimal or negative margins to gain market share. Travel service providers may offer lower prices through direct or AI-enabled channels, OTC and other competitors may more effectively invest in online marketing channels, and in certain markets we may need to provide discounts or other incentives in order to be competitive, any of which may make it difficult for us to maintain or grow our competitive position or profit margins, and may also result in lower revenues as a percentage of gross bookings. Consolidation among travel service providers or AI-enabled alternative travel offerings could result in lower OTC commission rates, increased discounting, and greater incentives for consumers to join closed-user groups. If we are unable to effectively offer competitive prices, our revenues, competitive position, business, and results of operations could be materially adversely affected.

We face risks related to the growth rate and the global expansion of our business.

We derive a substantial portion of our gross bookings from countries outside the United States. The growth rate of our operations outside the United States have generally declined over time as the absolute level of our gross bookings increased and online travel growth rates declined, and they may also be impacted by factors such as economic conditions, changes in foreign currency exchange rates, declines in ADRs, increases in cancellations, adverse changes in travel market conditions, and competition. Any decline in the growth rates of our businesses could negatively impact our revenue and earnings growth rates.

Many markets may have strong local competitors with an established brand and travel service provider or restaurant relationships making expansion in that market difficult or costly. Certain markets in which we operate have unique localized preferences or lower operating margins, or from time to time have experienced declining or no growth. Some of our current and potential competitors may have greater resources or stronger competitive positions in certain regions than we do, or may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. Growing our business in such markets could require significant investment, which could have a negative impact on our profit margins. In some markets such as China, local requirements may restrict participation by foreign businesses, making entry into and expansion in those markets costly, difficult, or impossible. If we are unsuccessful in expanding in new and existing markets and managing that expansion, our business and results of operations could be adversely affected.

We believe that the breadth, variety, and quality of accommodations on our platforms helps drive our growth. The market for accommodations covers a wide range of property types including alternative accommodations and companies like Airbnb and Vrbo (owned by Expedia) compete directly with our accommodations businesses. The growth rate of accommodations on our platforms may vary in part due to removing accommodations from time to time. Many newer accommodations may have fewer rooms or higher credit risk and may appeal to a smaller subset of customers (e.g., hostels and bed and breakfasts). If occupancy rates increase, accommodation providers often limit their offerings to OTCs. Also, certain jurisdictions have instituted regulations intended to address overtourism, including by restricting accommodation offerings near popular tourist destinations, which may result in constraints on the number of listings or available accommodation room nights or decreased demand, which could negatively impact our growth rate and results of operations.

We are dependent on travel service providers, restaurants, search platforms, and other third parties.

We rely on third parties to make their services available to consumers for reservation through us. Our travel service providers are generally not required to make available any specific quantity of reservations, or to make reservations available in any geographic area, for any particular route, or at any particular price. Our restaurants are generally not required to provide all of their available tables and reservations to consumers through us. Our arrangements with OTCs and travel service providers to provide information in connection with KAYAK's meta-search services are non-exclusive and terminable with little notice. A significant reduction on the part of any of our major travel service providers or restaurants for a sustained period of time or their withdrawal from our services, including due to a provider's bankruptcy or closure, could have an adverse effect on our business, advertising revenue, competitive position, and results of operations. Further, as industry consolidation, including among travel service providers, increases, the potential adverse effect of reduced usage or withdrawal from our services by a significant travel service provider also increases.

A significant portion of consumer traffic to our services is derived from third-party platforms, including Google and other search engines, mobile operating systems, app marketplaces, mapping services, and other digital distribution channels. These platforms increasingly incorporate Gen AI features, such as AI-generated answers, assistants, and recommendations, that may satisfy user intent without directing users to our services or may favor the platform's own or affiliated offerings.

Changes in algorithms, ranking methodologies, user interfaces, access terms, pricing, or the placement of AI-generated content by these platforms could reduce the visibility of our services, increase customer acquisition costs, or decrease traffic and bookings. In addition, platform providers may restrict data access, limit interoperability, or impose commercial terms that disadvantage us relative to competing or native AI-enabled services.

If we are unable to maintain favorable placement, access, or economics across traditional digital search as well as evolving AI-mediated distribution channels, our distribution of travel and restaurant reservations through such third-party distribution channels is likely to decline and our business, competitive position, and results of operations could be adversely affected.

We offer a range of insurance products related to our travel offerings, primarily through third-party insurance providers. Our business and reputation may be adversely affected if such providers no longer make such offerings available to us on economically reasonable terms or at all.

We may not be able to keep up with rapid technological or other market changes.

We compete in markets characterized by rapidly changing technology, evolving industry standards, consolidation, frequent product developments, and changing consumer preferences. These characteristics are heightened by the progress of technology adoption, including the continuing adoption of online commerce, growth of mobile transactions and payment, and the development of Gen AI capabilities. We may not be able to keep up with these rapid changes.

Our long-term strategy to commercialize the Connected Trip will require increased investments that could have an adverse impact on our results of operations until we achieve the expected return on these investments. The development of the Connected Trip is subject to uncertainties, including further development of the verticals and technological capabilities (including integrating Gen AI) necessary for the Connected Trip experience, the ability to collect, store, and use customer data in a compliant and integrated fashion, and the attraction and retention of employees dedicated to this effort. It may take longer than we expect to realize the Connected Trip vision or it may not achieve the expected return on investment. Our ability to offer a variety of appropriate payment solutions is an important part of our Connected Trip vision. These efforts may also be unsuccessful in improving the travel experience or retaining and attracting new customers. Further, regulatory restrictions may impact the ongoing commercialization of the Connected Trip or increase our costs of compliance. With any technical innovation such as the Connected Trip effort, there could be vulnerabilities and other technical failures, which could result in lost business, harm to our brand or reputation, consumer complaints, or other adverse consequences, any of which could adversely affect our business and results of operations.

We may not be able to keep pace with the competitive pressure to innovate. Other companies, including emerging start-ups and large technology companies utilizing proprietary Gen AI or similar capabilities, may innovate or develop new services and technologies faster than we can or may foresee consumer need for new services or technologies before we do. Gen AI and other new technologies could influence how consumers search for and book travel, diminish the relevance or competitiveness of our existing technology and service offerings, or require us to modify or adapt our services or infrastructure, any of which could adversely affect our results of operations and financial condition.

Consumers increasingly use mobile devices and apps to make online travel bookings, and may in the future use Gen AI-enabled devices to make bookings. The revenues earned on a mobile transaction may be less than a desktop transaction due to different purchasing patterns. To the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and ability to market our brands may also be negatively affected. If we are unable to attract consumers to our mobile platforms, or app store providers like Google and Apple use their app distribution, mobile operating, or payment platforms to favor competing services, our business, competitive position, future growth, and results of operations could be adversely affected.

We face risks related to the growth of our alternative accommodations business.

As we continue to grow our alternative accommodations business, we face increasing risks relating to claims of liability, regulatory developments, and continued growth and profitability. Alternative accommodations typically consist of single units or a small collection of independent units, and may result in additional costs for us, which can result in more limited booking opportunities and lower profit margins than hotels, motels, and resorts. Further, alternative accommodations may be unavailable during peak periods due to seasonality or owner use. To the extent alternative accommodations represent an increasing percentage of the properties we add to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time, and the number of reservations per property will likely continue to decrease. Additionally, if we don't offer features preferred by alternative accommodation property owners or our competitors have better features, our alternative accommodations business could be negatively impacted.

Alternative accommodations are subject to increased risk of claims of liability based on injury, death, discrimination, or criminal activities. We have no control over the actions of our consumers, property owners, or other third parties during a stay, and cannot guarantee the safety of such individuals. We do not systematically verify the safety, quality, and legal compliance of all of our alternative accommodations and rely on property owners to disclose information relating to their listings, which may be inaccurate or incomplete. Booking.com facilitates the provision of partner liability insurance underwritten by third-party insurance providers to protect certain alternative accommodation partners against liability claims, lawsuits for bodily injury, or property damage that occurs during a stay. If applicable, this insurance provides coverage up to $1.0 million equivalent per occurrence (subject to limitations and exclusions). We retain certain financial risks and could be required to pay amounts in excess of the policy limit. Any resulting complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business, and results of operations.

Alternative accommodation rules and regulations are complex, evolving, can be inconsistent among individual localities, and could limit or negatively affect property owners' and managers' ability to rent properties. For example, in conjunction with the

Digital Services Act ("DSA"), the European Commission (the "EC") imposes obligations around short-term rental property owner registration, property verification, and enforcement of local registration schemes. Some jurisdictions have adopted or are considering restrictions (e.g., license requirements) on the ability to offer alternative accommodations. We have been and are subject to inquiries related to compliance with such requirements that have resulted in fines and could result in additional fines, adversely affect our reputation, or require operational modifications. This dynamic regulatory environment requires us to expend significant time and resources and could negatively impact our alternative accommodations business.

We face risks relating to our marketing efforts.

We invest considerable resources in the establishment and maintenance of our brands, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands, and to attract and retain consumers. Performance marketing costs to grow traffic to our platforms are variable because they are dependent on others' marketing spend in the same channels. If we are unable to maintain or enhance consumer awareness and acceptance of our brands or if such efforts are not cost-effective, our business, competitive position, and results of operations could be materially adversely affected.

Our marketing efficiency, expressed as marketing expense as a percentage of gross bookings, and performance marketing return on investment ("ROIs") are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert traffic to booking consumers, and the timing and effectiveness of our brand marketing campaigns. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings and the economics of distribution channels. If our marketing efforts are less effective at generating new bookings, our marketing efficiency could decrease and our margins, revenues, and earnings growth could be adversely affected. For example, competition for desired placement in search results including among AI-generated or AI-impacted (i.e., by bot or agent activity) results could increase our costs-per-click and negatively impact our marketing efficiency. At times we may pursue a strategy of increasing marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. Pursuing a strategy of improving performance marketing ROIs along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand, and overall marketing platform traffic growth trends, may also impact our gross bookings and revenue growth rates. Negative trends in our marketing efficiency, performance marketing ROIs, or consumer shopping activity could negatively impact our business, competitive position, and results of operations.

The development and use of Gen AI may result in reputational harm or legal liability and may adversely affect our business, financial condition, and results of operations.

We use Gen AI in our business, including for internal productivity purposes and in consumer- and partner-facing initiatives such as AI travel assistants, price comparison tools, and as part of enhancing the development of our Connected Trip vision. Our utilization of Gen AI may increase risks related to harmful content, inaccuracies, bias or discrimination, intellectual property infringement or misappropriation, data privacy, cybersecurity, or other issues. There is a risk that employees, partners, and consumers are overreliant on AI without sufficient human review of outputs. In some instances, we may make use of third-party foundational models that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe intellectual property rights. In addition, some users may also engage in fraudulent or abusive activities through our AI services, such as unauthorized account access, payment fraud, or launching cyberattacks. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or subject us to new regulatory frameworks (such as the European Union's ("EU") Artificial Intelligence Act). Such risks are heightened if we or third-party developers or vendors lack sufficient responsible AI development or governance practices. If we enable or offer Gen AI solutions that do not comply with regulatory requirements, have unintended consequences, are contrary to responsible AI policies and practices, or are otherwise controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, our reputation, competitive position, business, financial condition, and results of operations may be adversely affected.

We rely on the performance of highly skilled employees and, if we are unable to retain or motivate key employees or hire, retain, and motivate well-qualified employees, our business would be harmed.

Our performance relies on the talents and efforts of highly skilled individuals. Our future success depends on our continued ability to attract and retain a highly skilled workforce. Our ability to attract and retain talent could be negatively impacted by factors such as reorganizations and our hybrid work policies.

Competition for well-qualified employees, especially software engineers, professionals supporting our Gen AI initiatives, and other technology professionals, is intense and costly. Our customer service resources (including outsource arrangements) may be unable to provide adequate customer service support. Additionally, our Gen AI initiatives could alter our infrastructure and workforce. Our success has led to increased efforts by our competitors and others to hire our employees. These difficulties may be amplified by increased ability to work remotely, evolving restrictions on immigration or availability of visas or work permits for skilled technology workers, requirements of applicable collective bargaining agreements, and laws in certain jurisdictions that make recruiting senior talent more difficult, such as the reductions in the partial tax exemption that benefits certain non-Dutch citizens working in the Netherlands. These factors combined with inflationary pressure on compensation has caused our personnel expenses to attract and retain key talent to increase, which may adversely affect our results of operations. If we do not succeed in attracting, and retaining well-qualified employees, our business, ability to grow and innovate, competitive position, reputation, and results of operations would be adversely affected.

Impairments of goodwill, long-term investments, and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners, and increases in cash outlays to refund consumers for prepaid reservations could have a negative impact on our results of operations.

During fiscal year 2025, as a result of our annual goodwill impairment test, we recognized goodwill and intangible assets impairment charges. See Note 11 to our Consolidated Financial Statements. The estimation of fair value reflects numerous assumptions that are subject to risks and uncertainties, including key assumptions regarding expected growth rates and operating margin, discount rates, and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead us to re-evaluate our current assumptions and may result in a need to recognize an additional goodwill or long-lived asset impairment charge that could have a material adverse effect on our results of operations.

Any significant increase in our provision for expected credit losses, or cash outlays to refund consumers for prepaid reservations, could have a corresponding adverse effect on our results of operations and related cash flows. In some instances, where we had agreed to provide free cancellations to consumers for non-refundable reservations, we did not estimate a recovery of prepayments already made to travel service providers. We may also offer cancellable room rates on behalf of a partner to provide flexibility to our consumers even if the partner has not provided a cancellable room rate, which could have a negative impact on our revenues if we are unable to facilitate booking from another consumer.

We face risks related to our operational and technological infrastructures.

Our financial results depend on the successful execution of our operating plans. We previously announced certain organizational changes, including the modernization of processes and systems, a reduction in workforce, procurement optimization, and initiatives to achieve real estate savings (the "Transformation Program"). There are no assurances that we will achieve the estimated cost savings goals, realize the expected benefits from the Transformation Program, or manage the Transformation Program effectively. Charges related to the Transformation Program could reduce our profitability in the periods such charges are incurred. Our inability to generate anticipated cost savings, successfully implement our strategies, or efficiently manage our operating plans for the Transformation Program could negatively affect our business and results of operations.

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

We are committed to the enhancement of our operational systems and we face risks deploying information technology, payment processing, enterprise resource planning, and other systems as such initiatives are resource-intensive, may cause operational disruption and could affect our results of operations. Inability to successfully implement or adapt these technologies in a timely manner could adversely affect our business or results of operations.

Investments in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.

We have invested and in the future may invest in new business strategies and acquisitions of complementary businesses. Such endeavors may not be successful and may involve significant risks and uncertainties including diversion of management's attention, greater than expected liabilities and expenses, increased regulatory scrutiny, failing to obtain required regulatory approvals on a timely basis or at all, the imposition of conditions that could delay or prevent us from completing a transaction or limit our ability to realize the anticipated benefits of a transaction, inadequate return on capital, legal and compliance obligations that previously did not apply to us, integration risks, and unidentified issues not discovered in our evaluations. We may issue shares of our common stock in these transactions, which could result in dilution to our stockholders. Entering new businesses involves risks and costs that could have an adverse effect on our business, reputation, results of operations, profit margins, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions. In addition, we may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have interests that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment.

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

We depend on software and computing infrastructure (including open source software) for the operation of our business. If threat actors are able to circumvent, interrupt, or adversely affect our security measures, including as a result of our own acts or omissions, it could result in a compromise or breach of consumer, partner, or employee data. Data security is essential to maintaining consumer and partner confidence in our services and the uninterrupted availability of our web and mobile platforms is essential for our business. With cyberattacks evolving and increasing in frequency and sophistication, we may not be able to successfully defend against determined adversaries. In addition, our security policies and controls may not keep pace with the innovation of our offerings and technological advances of threat actors. Threat actors may exploit AI-based technologies to breach systems and weaponize AI to target our employees to gain unauthorized access to systems and data. Furthermore, the emergence of quantum technologies may enable threat actors to overcome traditional encryption protocols and launch more sophisticated AI-enabled attacks at scale. We have experienced and responded to cyberattacks, which we believe have not had a material impact on the integrity of our systems or the security of data we maintain.

Vulnerabilities in our consumer and partner systems could and have resulted in unauthorized access to personal and confidential data. These risks are likely to increase as we expand our offerings, integrate our products and services, continue to incorporate AI, and store and process more data. The disclosure of sensitive Company, consumer, or other information through our systems or by our workforce or other parties could lead to information loss, reputational harm, monetary damages, regulatory penalties, or worse competitive positioning. We expend significant resources to protect against security breaches and to maintain or increase our security capabilities. Security breaches could result in damage to our reputation, expose us to risk of litigation and liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in us, any of which could have an adverse effect on our brands, competitive positioning, results of operations, and financial condition. Our efforts to protect information from unauthorized access have and could in the future result in the rejection or delay of legitimate attempts to book reservations through our services, which could result in lost business. Additionally, our consumers' personal data has in the past and could in the future be affected by inadvertent disclosure to, or security breaches at, our partners or other third parties upon which we rely.

We receive and store a large volume of personally identifiable data and payment information. The handling and storage of such data, as well as privacy rights of consumers, are subject to complex and evolving laws and regulations. While we invest significant resources to comply with regulations such as the EU's General Data Protection Regulation ( "GDPR"), the California Consumer Privacy Act ("CCPA"), the Personal Information Protection Law in the People's Republic of China, the Digital Personal Data Protection Act in India, and the EU Digital Markets Act ("DMA"), they are complex, subject to uncertain interpretation, and impose significant compliance obligations and costs on us. For example, under the GDPR violations could result in fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Some of these regulations give consumers a private right of action against companies for certain alleged violations of cybersecurity requirements. Non-compliance with these laws could result in damage to our reputation, significant penalties, or other liability. If laws or regulations are expanded to require changes in our business practices, or interpreted in ways that negatively affect our business, our results of operations, financial condition, or competitive position could be adversely affected.

Cyberattacks, system vulnerabilities, or inadequate system capacity could lead to sustained service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position.

If our systems cannot cope with the level of demand required to service our consumers and partners, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction, and delays in the introduction of new services. While we maintain redundant systems and hosting services, they may not be sufficient to prevent interruptions. Moreover, while we maintain insurance policies to protect against potential losses caused by security breaches, our insurance policies may not be adequate to reimburse us for losses. We are dependent on connectivity and mobile systems throughout the world. Disruptions in connectivity could materially adversely affect our business and results of operations.

We have hardware for operating our services located in hosting facilities around the world. Although we have disaster recovery plans, these systems and operations are vulnerable to damage or interruption and such disaster recovery plans may not be fully effective or cover us in every region. If such events were to occur, we may not be able to recover our back-up systems in a timely manner and it could result in lengthy interruptions or delays in our services. Any system failure that causes an interruption or delay in service could damage our brands, increase customer service costs, or result in lost business for an extended period of time, any of which could adversely affect our business and results of operations. We seek to improve the reliability and redundancy of our systems, however, these steps are expensive, may reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

We have experienced targeted and organized malware, phishing, and account takeover attacks, and may in the future experience these and other forms of attack such as ransomware, SQL injection (where a third party attempts to insert malicious input in order to gain control of the system), and attempts to use our websites as a platform to launch a denial-of-service attack on another party. Our existing security measures have not always been, and in the future may not be, successful in preventing attacks. For instance, we have incurred costs related to customer reimbursement and customer service, reputational harm, and lost revenue from fictitious listings and account takeovers. Our existing IT business continuity and disaster recovery practices are less effective against certain types of attacks, which could result in interruption of our services, data exposure, and extortion attempts. Reductions in the availability and response time of our services could cause loss of substantial business volumes and measures we may take to divert suspect traffic could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks, such as Gen AI or agentic AI become more advanced. We use advanced technology to identify cybersecurity threats; however, cyberattacks may go undetected for a period of time resulting in harm to our computer systems and the loss of data. This could result in regulatory fines, loss of consumers or partners, and reputational harm, among other costs. Successful attacks could result in significant interruptions to our operations, severe damage to our information technology infrastructure, reputational harm, and prevent consumers from using our services, any of which could have a negative effect on the value of our brands, competitive positioning, business, and results of operations.

We use both internally-developed and third-party systems to operate our services, including transaction processing, order management, and financial and accounting systems. If the number of consumers using our services increases substantially, or if critical third-party systems stop operating as designed, we may need to repair, expand, replace, or upgrade our systems. If we are unable to meet demand in a timely manner, it could have a negative impact on our business. Many of our processes and systems are highly automated and involve multiple inputs, which can mitigate the risk of human error but can also make testing, troubleshooting, and auditing more difficult.

Our business relies on a global supply chain of third-party services providers and we are exposed to risks because we rely on the resilience, security, and legal compliance of their products and services.

We rely on third-party computer systems and third-party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car, and airline industries in connection with providing some of our services. Any damage to, breach of, or interruption in these third-party services and systems or deterioration in their performance could prevent us from booking related reservations and have an adverse effect on our business, brands, and results of operations. Third-party business partners, service providers, and consultants may be given access to our computer networks. A cyberattack against one of these third parties that compromises their credentials may result in unauthorized access to our systems and data. Furthermore, our agreements with some third-party service providers do not provide recourse for service interruptions, and such service interruptions could have a negative impact on our business and results of operations.

Any publicized privacy and security problems could negatively affect consumers' or partners' willingness to use our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. A security breach at any third party that we conduct business with could be perceived by consumers or partners as a security breach of our systems and could subject us to notification requirements and regulatory penalties, damage our reputation, and expose us to risk of loss or litigation, even if we had no direct involvement in the breach. In addition, such third parties may not comply with applicable disclosure requirements, or with parameters within which we permit them to process data, which could expose us to liability.

We depend upon third parties to process payments, including credit cards, or to provide credit card numbers for payment for our merchant transactions. If any such third party were compromised or ceased or suspended operations, our cash flows could be disrupted or we may not be able to generate merchant transactions (and related revenues) for a period of time and this could have a negative effect on our revenues, business, reputation, and results of operations and, in certain cases (such as insolvency of a partner), the loss of the total transaction value.

Tax Risks

We may have exposure to additional tax liabilities.

We are subject to various taxes around the world. Although we believe our tax filing positions are reasonable and comply with applicable law, we regularly review them and may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or disputes may be different from what is reflected in our historical tax provisions and accruals. We have been audited in many taxing jurisdictions. If audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition, and cash flows. An unfavorable outcome or settlement of pending litigation or audit proceedings could encourage the commencement of additional litigation, audit proceedings, or other regulatory inquiries.

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

The U.S. Tax Cuts and Jobs Act (the "Tax Act") introduced a tax on 50% of global intangible low-taxed income ("GILTI") and a base erosion and anti-abuse tax. The One Big Beautiful Bill Act (the "BBB Act") enacted in July 2025 made changes to certain international, foreign tax credit, and domestic tax provisions in the U.S. effective in 2025 and 2026. In addition, the U.S.'s Inflation Reduction Act includes a 15% corporate minimum tax on book income and a 1% excise tax on stock repurchases. The interpretation and implementation of the Tax Act, the BBB Act, the Inflation Reduction Act, and other tax legislation could have a negative impact on our results of operations and cash flows. Increases in the U.S. corporate income tax rate, increasing the percentage of GILTI subject to tax in the U.S., or other changes to U.S. federal tax laws could have a negative impact on our results of operations and cash flows.

Certain countries or regulatory authorities have introduced or are considering digital services taxes that may apply to us even if we have no physical presence and are generally not subject to income tax in those jurisdictions. These digital services taxes are calculated as a percentage of revenue rather than income or profits. The interpretation and implementation of the various, and at times inconsistent, digital services taxes could adversely impact our results of operations and cash flows, and if they do not apply to our competitors, could harm our business and competitive position.

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

We are also subject to other non-income-based taxes, such as value-added taxes ("VAT"), payroll, sales, use, excise, net worth, property, hotel occupancy, and goods and services. We refer generally to taxes on travel transactions (e.g., value-added taxes, sales taxes, excise taxes, hotel occupancy taxes, etc.) as "travel transaction taxes." Changing value-added tax regulation such as the VAT in the digital age proposal in the EU could increase complexity and costs associated with compliance. Additionally, from time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise our tax positions, which may result in additional non-income-based tax liabilities.

A number of jurisdictions have initiated lawsuits or other proceedings against OTCs, including us, related to, among other things, the payment of certain travel transaction taxes that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages, and/or attorney's fees and costs. Additional jurisdictions may assert that we are subject to travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively, or both. We continue to defend against these lawsuits and, where appropriate, intend to continue to assert that we should not be subject to such taxes. Although we believe we do not owe the taxes claimed in these lawsuits, litigation is uncertain, and if there was an adverse outcome in these lawsuits or similar litigation in other jurisdictions, it could result in liabilities for past and/or future bookings, and it could have an adverse effect on our business, reputation, profit margins, and results of operations. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis.

We may not be able to maintain our "Innovation Box Tax" benefit.

The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings historically qualified for Innovation Box Tax treatment. Should this benefit be reduced or eliminated, it could substantially increase our effective tax rate and adversely impact our results of operations and cash flows.

Legal, Regulatory, Compliance, and Reputational Risks

Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business in these areas may intensify.

We are subject to competition and consumer protection laws and regulations around the world. These laws and regulations evolve, and their interpretation, application, and enforcement can also change, be unpredictable, or be affected by changing political or social pressures. As we expand our business into new areas, including building the Connected Trip vision and integrating Gen AI into our offerings, we may become subject to additional laws and regulations. We have been the subject of investigations or inquiries by national competition authorities ("Competition Authorities") and other governmental authorities regarding competition law matters, consumer protection issues, and other areas. For example, we are involved in investigations related to whether certain of Booking.com's arrangements with accommodation providers are anti-competitive, including with respect to issues like contractual parity, pricing tools or programs offered to partners, or the ranking criteria used in displaying results to consumers. See Note 16 to our Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved. To resolve certain of the proceedings or investigations we have been or are involved in, we have made commitments regarding future business practices or activities including related to our parity arrangements, the information we provide about our search results ranking, and how we display prices, discounts, and popularity and availability statements. Though we have taken steps to comply with such commitments, investigating authorities or third parties may assert that our measures are insufficient and may pursue further action or seek other remedies. We cooperate with regulators but are unable to predict what, if any, effect any investigations or their resolution, including the effect of any commitments we might make, will have on our business, industry practices, or online commerce more generally. An unfavorable outcome in an investigation could encourage additional regulatory inquiries that could become widespread over time, significantly increasing the potential financial and reputational impact on us. To the extent that investigations or inquiries result in additional commitments, changes to our business practices, negative publicity, fines, damages from private litigation, or other remedies, it could have a material adverse effect on our business, financial condition, and results of operations.

Competition and consumer-law-related investigations, legislation, judgments, or issues have in the past resulted in and could in the future result in private litigation. We are currently involved in such litigation and aware of such potential litigation. For example, a Dutch consumer group has filed a claim against Booking.com relating to the historical use of contractual parity provisions, as well as allegations that Booking.com and Agoda employed misleading practices, and we are aware of similar efforts to pursue potential claims in other jurisdictions. See Note 16 to our Consolidated Financial Statements for more information regarding this and other such claims or potential claims. Class action litigation can be time-consuming, costly, and unpredictable, regardless of merit, and there may be evolving jurisprudence and less experience with such matters in certain of the geographies where we are or may be involved in such litigation, making outcomes less certain and harder to forecast. If we were to be found liable, it could result in, among other things, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm our business, results of operations, brands, or competitive position.

There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by Competition Authorities or other regulatory authorities. The EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. The DMA and DSA give EU regulators more instruments to investigate and regulate digital businesses and impose additional rules and requirements on platforms designated as "gatekeepers" under the DMA and online platforms more generally, with separate rules for "Very Large Online Platforms" ("VLOPs") under the DSA. As a result of our designation as a gatekeeper under the DMA and Booking.com's designation as a VLOP under the DSA, we are subject to additional rules and regulations that may not be applicable to our competitors. For example, Booking.com has implemented changes to address the DMA prohibition on parity arrangements in the European Economic Area and the requirements regarding the usage of data across services, which could adversely impact our business. As a gatekeeper, we also established a compliance function to monitor compliance with the DMA. Under the DSA, as a VLOP, Booking.com is required to collect more information from partners, which could disincentivize certain partners from using our services. Booking.com is also subject to additional scrutiny, obligations, and costs, such as payment of an annual supervisory fee, annual risk assessments and independent audits, and maintaining a compliance function. The DMA and DSA each have significant penalties for non-compliance, and could lead to private litigation. Our compliance costs have increased in connection with becoming subject to the DMA and DSA, each of which remains subject to further interpretation and regulatory engagement, and could require additional changes to our products, business practices, and compliance activities. If future legislation utilizes a "gatekeeper" or VLOP designation to extend its scope, we could be subject to further regulations, restrictions, or compliance or other obligations that are not applicable to our competitors.

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

New laws and regulations could impact our services, require us to change our business practices, and impose additional complexity and costs. As market conditions change as a result of investigations, litigation, legislation, changing public perception of the industry, or political or social pressure, we may decide to modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations. One area of potential regulatory inquiry, for instance, involves contractual restrictions such as online search term bidding restrictions. If these or other restrictions are held to be illegal or otherwise unenforceable, or if we remove them from our contracts, it could negatively impact our business.

With additional attention on the size of travel or technology companies generally, our size and competitive position may negatively affect our ability to obtain regulatory approval of proposed acquisitions or other opportunities, our ability to expand into complementary businesses, or our latitude in dealing with travel service providers (such as by limiting our ability to provide discounts, rebates, or incentives or to exercise contractual rights), any of which could adversely affect our business, results of operations, or ability to grow and compete.

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

Laws in some countries relating to data localization, registration as a travel agent, and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. For example, in the EU and the United Kingdom, the Package Travel Directive and other local laws governing the sale of travel services (the "Package Directive") require local registration, certain mandatory financial guarantees and disclosure, and other rules regulating the provision of single travel sales, travel packages, and linked travel arrangements, and certain liability for performance of the services. Some parts of our business are already subject to the Package Directive, and as our offerings diversify and expand, we may become subject to additional requirements. Compliance with this directive could be costly and complex and, as a result of its requirements, we could choose to limit offerings that would otherwise be beneficial for the business. Further, the Package Directive is under legislative reform, and changes to its interpretation could be costly or complex, which may adversely affect our business, results of operations, and ability to grow and compete.

The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have an adverse effect on our business and results of operations.

Compliance with requirements of multiple jurisdictions increases our cost of doing business. Global laws, regulations, and changing social, political and public policies, which sometimes conflict, impact a wide range of subjects, including the digital marketplace regulations, and laws prohibiting corrupt payments to governmental officials or third parties, data privacy requirements, emerging regulations governing the development, marketing, and use of AI, labor relations laws, non-discrimination, human rights or anti-human trafficking laws, tax laws, competition laws, export controls, sanctioned country or sanctioned persons mandates, sustainability, and consumer protection laws. Violations of these laws and regulations have resulted and in the future could result in fines, penalties, and criminal sanctions against us, our officers, or our employees and prohibitions on how or where we conduct business. In certain jurisdictions the basis of assessing damages is changing, which may make it difficult to estimate what such fines and penalties would amount to if successfully asserted against us. Violations could delay or prevent potential acquisitions and could materially damage our reputation, brands, global expansion efforts, ability to attract and retain employees and business partners, business, and operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the parties with which we conduct business could harm our reputation and brands, which could adversely affect our results of operations. We could also face difficulties transferring funds from or converting currencies in certain countries. In addition, if these restrictions are not applicable to competitors, it may provide them a competitive advantage.

Additionally, our employees in certain countries are represented by works councils and/or trade unions. We are required to consult with works councils on certain matters (such as our Transformation Program), acquisitions and divestitures, and other matters that could impact our labor force. Consultation may not be completed on terms satisfactory to us and could result in increases in our cost of labor, diversion of management's attention away from operating our business, delays in certain initiatives, and expose us to claims and litigation.

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

We process the majority of our transactions on a merchant basis where we facilitate payments from travelers through payment cards and other payment methods. While processing transactions on a merchant basis allows us to offer a variety of payment methods and flexible transaction terms, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to managing and detecting fraudulent payments and transactions. These costs may increase as we expand our payments services to consumers and partners, and our results of operations and profit margins could be materially adversely affected.

As a greater percentage of our transactions involve us processing payments, our global systems and processes must be managed on a larger scale, which adds complexity, administrative burdens and costs, and increases the demands on our systems and controls, which could adversely affect our results of operations. In addition, as our payment processing activities develop or expand into different geographies, we are subject to additional regulations, including financial services and export controls regulations, which would result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. Compliance with and implementation of the EU's Payment Services Directive 2 and similar or successor legislation such as the EU's Payment Services Directive 3 and Payment Services Regulations may be difficult to adhere to in a timely manner or at all and may result in increased compliance costs, and be administratively burdensome, any of which could negatively impact our business and results of operations.

Regulators (or we) may determine, and in some cases are likely to determine, that certain aspects of our business are subject to laws that govern payments activities, such as money transmission and online payments processing, which could require us to obtain licenses to continue to operate in certain jurisdictions or result in modification or interruption of our business plans, which would materially adversely affect our business and results of operations. We have invested and will need to continue to invest substantial resources to comply with applicable laws and regulations, and failure to maintain compliance with applicable licensing requirements, payment services, customer fund safeguarding, or related regulations could lead to fines, which could be significant, or require us to modify or interrupt our business practices, plans, or operations, any of which could negatively impact our business, results of operations, and profit margins. Certain of our subsidiaries that provide payment services in support of our brands are subject to licensing and regulations that impose notice and approval obligations on investors that seek indirect or direct ownership, in the aggregate, of 10% or more of our outstanding shares. Regulations relating to operational resilience, including the EU's Digital Operations Resilience Act, consumer protection, privacy, and security of our processes also apply to us. Further, our payments systems are susceptible to illegal and improper uses, including money laundering, terrorist financing, fraudulent sales of goods or services, and transactions by or with sanctioned parties.

We are also subject to payment card association rules and obligations under our contracts with the card schemes and our payment card processors, and indirectly to the rules of payment systems in respect of credit (i.e., account to account) transfers. The rules of the card schemes and payment systems are often updated or interpreted in different ways, and we may need to adjust our systems and/or processes to comply with updated obligations. If we fail to comply with such obligations, we may be fined, required to pay additional processing fees, lose our ability to accept certain credit and debit card payments from our customers, or facilitate other types of online payments, any of which would negatively impact our business, operating results, and profit margins. Under card association rules, including the Payment Card Industry Data Security Standard (the "Standard"), if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances in our agreements with the card schemes and in relation to the Standard, we are also subject to periodic audits, self-assessments, and other assessments of our compliance with the rules and obligations of the payment card associations and the Standard, which could result in additional expenses and administrative burdens. In addition, if we fail to follow the Standard, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Compliance with the Standard may not prevent all security incidents.

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

We rely on intellectual property such as trademarks, copyrights, patents, and trade secrets to support our business as well as domain names or other intangible rights or property secured through purchase, licensing or other agreements with our employees, travel service providers, partners, and other parties. We have filed applications for protection of certain aspects of our intellectual property, and we currently hold a number of issued patents in several jurisdictions. In the future we may acquire additional intellectual property portfolios, which could require significant cash expenditures. We have licensed and may in the future license certain of our proprietary rights to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Additionally, we periodically use open source software in connection with our software development, which use could subject us to claims of ownership from other parties of what we believe to be open source software or non-compliance with open source licensing terms, or require us to disclose our proprietary source code. Further, there is uncertainty about the validity and enforceability of intellectual property rights related to our use of Gen AI. Effective intellectual property protection may not be available in every country in which our services are made available, particularly in certain jurisdictions in which theft of intellectual property may be more prevalent. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.

We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time-consuming and may divert management from business objectives. We may not be able to successfully defend our intellectual property rights or our intellectual property rights may not be sufficient, which could adversely affect our business, brands, and results of operations.

From time to time, in the ordinary course of our business, we may be subject to legal proceedings and claims relating to the intellectual property rights of others. Successful infringement claims against us could result in a significant monetary liability, halt our operations, or necessitate costly business practices changes or the development of non-infringing alternatives. In addition, resolution of claims may require us to obtain licenses to intellectual property rights belonging to third parties, which may be expensive to procure, or require us to cease using those rights altogether. Any of these events could have an adverse effect on our business, results of operations, and financial condition.

We face risks relating to our environmental and social objectives, including climate-related commitments we have made that require us to invest effort, resources, and management time, and failing to meet those objectives may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us.

Environmental and social matters are an area of evolving focus among our stockholders and other stakeholders, including customers, partners, employees, governments, regulators, and non-governmental organizations, and business partners and vendors. We have invested in various initiatives regarding matters such as environmental sustainability, inclusion, and human rights, but such initiatives are costly and may not have the desired effect. For example, we have made climate-related commitments through our Climate Action Plan and continue to evaluate whether we, our partners, and our vendors are able to meet evolving sustainability and other standards, particularly as AI-related energy consumption increases. We may need to invest significant effort and resources relating to required environmental and social disclosures, and inconsistent and uncertain regulations may lead us to revise or discontinue our commitments or how we measure and report data. In addition, regulatory developments regarding sustainability labeling have resulted and could result in further changes to, or the discontinuation of, environmental and social programs or objectives.

If our environmental and social practices and disclosures do not meet evolving investor or other stakeholder expectations or regulatory requirements, then our reputation, ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill environmental and social related objectives, comply with divergent expectations or requirements across geographies, or satisfy complex and potentially contradictory reporting obligations could expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders, and adversely impact our business, brands, or reputation.

Regulations and policies impacting the way corporations use cookies and other online tracking technologies could negatively impact the way we do business.

There are several privacy-driven initiatives that are changing the collection and use of consumer data in the digital marketing ecosystem. These include: requirements by browsers such as Safari and Google Chrome to require opt-in consent for third-party cookies; restrictions on the use of the identifier for advertisers (such as the Apple "IDFA") by mobile device manufacturers; Apple's iCloud+ Private Relay (which hides a user's IP address from websites that the user accesses in favor of other IP addresses provided by Apple's partners); and the adoption of regulations that govern the use of cookies. For example, in the EU, the ePrivacy Directive regulates the use of cookies and similar technologies, including limitations on the use of data and guidelines for enabling users to accept or reject cookies. Authorities may assert, and in some cases are likely to determine, that our collection, use, or management of customer and other data is inconsistent with laws and regulations, including laws that apply to cookies or similar technology, and there may be significant penalties for non-compliance. In the EU, the ePrivacy Directive is implemented in national laws as a result of which different interpretations and requirements apply on a country by country basis. EU regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies and may impose specific measures which could impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. In the U.S., disclosure requirements and limitations may apply to the use of certain cookies and other online tracking technologies deemed to be sales of personal information under the CCPA or other state laws. If these initiatives or regulations impair our ability to serve customers or if we are less effective than our competitors in addressing these issues, our ability to improve performance on our platforms, business, competitive position, and results of operations could be adversely affected. Further, failure or perceived failure to comply with evolving privacy regulations, guidance, and interpretations could result in significant fines, government enforcement actions, private litigation, and harm to our business, results of operations, or reputation.

Financial Risks

Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events.

Our continued access to sources of liquidity depends on multiple factors, including global economic and financial market conditions, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. Increased volatility in financial and securities markets will generally make access to capital less certain. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any financing would be negatively impacted. We currently have $2 billion available under our revolving credit facility, which contains certain financial covenants that we need to comply with in order to access such liquidity. There can be no assurance that we will be able to meet the covenant requirements at any particular time. The lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance.

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
•announcements of Gen AI developments or related product launches, particularly relating to agentic capabilities;
•initiation of significant litigation or regulatory proceedings against us or adverse developments in pending proceedings;
•lack of success in expanding our business; and
•additions or departures of key personnel.

Sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by introducing a large number of sellers or short sellers to the market. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made or may make our stock attractive to momentum, hedge, or day-trading investors, which could exacerbate price fluctuations.

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

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future. Our indebtedness may have significant consequences, which may be amplified if our cash flow and earnings decrease, and could include:
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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to many factors beyond our control. Further, we may not have access to equity or debt markets or other sources of financing, or such financing may not be available to us on commercially reasonable terms, to repay or refinance our debt as it comes due. Our ability to make share repurchases and the payment of dividends rely on our access to capital, which depends on cash flow generated by our business and the availability of financing.

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

Our investments in private entities are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding, or their technologies, services, or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event as no public market exists for such securities. Valuations of privately-held entities are inherently complex and uncertain due to the lack of a liquid market for such securities. We could lose the full amount of any of our investments, and impairment of our investments could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

    We are dedicated to managing cybersecurity, privacy, and data protection and security risks. We employ various tools, processes, technologies, and controls to identify and manage such risks.

Cybersecurity risk is generally integrated into our overall risk management processes. The Company's management-level risk committee (which includes representation from senior management in the finance, internal audit, cybersecurity, and legal functions, among others) identifies and assesses key risks facing the organization. This committee is tasked with ensuring risks, including those related to cybersecurity, are managed and aligning strategic objectives with an appropriate level of risk tolerance. The Company's internal audit function, with primary oversight by the Audit Committee, reviews and audits various aspects of the Company's risk management program to evaluate whether cybersecurity risks are appropriately identified and managed.

The Cyber Risk Management Policy establishes the framework for our cybersecurity risk management and governance, and our security teams operationalize the policy across the Company and conduct cyber risk identification, assessment, management, and reporting. Our privacy teams are responsible for managing data protection risks, including tracking certain risks across the business. We leverage the National Institute of Standards and Technology ("NIST") frameworks for cybersecurity and privacy. We annually measure our security and privacy program maturity against the NIST frameworks and engage a third party every other year to assess against these frameworks. The results of these assessments are discussed with the Board of Directors and the Cybersecurity Subcommittee of the Audit Committee.

Our processes for managing cybersecurity risks are embedded across our business. Among other things, we require all employees to complete regular data security and privacy trainings, and conduct phishing tests and specialized training such as secure coding training for our developers. We also undertake various integrated planning and preparedness activities, such as tabletop simulations, vulnerability tests, and red team exercises to evaluate the effectiveness of our security and privacy program and improve our security measures and planning.

Our security teams have established procedures for identifying and managing cybersecurity incidents. We also maintain incident response and recovery plans for critical systems that address our response to a cybersecurity incident, and such plans are tested and evaluated on a periodic basis. Incidents are first triaged for severity, and then assessed and escalated as appropriate by a cross functional working group of security, privacy, and legal personnel (consulting with outside counsel or experts as appropriate).

Our internal audit function performs its own cybersecurity and privacy audits and reviews certain related practices as part of assessing our internal control over financial reporting. From time to time we have taken steps to improve our practices and remedy deficiencies that have been identified. Our enterprise-wide information security program is also independently assessed every other year by a third party as part of our enterprise risk management, and the Cybersecurity Subcommittee reviews the findings.

Third-party service providers upon which we depend, including global distribution systems ("GDSs"), payment service providers, and computerized central travel reservation systems, may access our data and connect to our computer networks. We define confidentiality, security, and privacy requirements through our contracting processes and perform third-party cyber risk assessments to monitor such third parties as needed.

Although we expend significant resources to protect against security breaches, our existing security measures have not been and may not be successful in preventing all attacks. We have experienced cybersecurity incidents and threats. We do not believe these incidents have had a material adverse effect on our Company, including our business, results of operations, or financial condition. However, the threat landscape is continuously evolving and we, along with others operating digital platforms, face persistent and increasingly sophisticated threats. See Part I, Item 1A, Risk Factors - "Information Security, Cybersecurity, and Data Privacy Risks."

Governance

The Board and Audit Committee are responsible for oversight related to cybersecurity, privacy, and data protection and security. The Cybersecurity Subcommittee of the Audit Committee oversees management's efforts and processes to identify, assess, and manage significant cybersecurity and privacy risks and regulatory developments. Cybersecurity and privacy leaders meet with the Cybersecurity Subcommittee to discuss the steps management has taken to manage relevant risk exposures and their potential impact on the Company's business, operations, and reputation. The Cybersecurity Subcommittee reports periodically on these matters to the Audit Committee and the Board.

The individuals serving in the roles of chief security officer and chief privacy officer have enterprise-wide responsibility for managing cybersecurity, data protection and security, and privacy risks, respectively. These leaders collectively have over 25 years of relevant work experience in public companies and extensive industry expertise.

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

Item 3.  Legal Proceedings

A description of any material legal proceedings to which we are a party is included in Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated into this Item 3 by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BKNG."

Holders

At February 10, 2026, there were approximately 99 shareholders of record of Booking Holdings Inc.'s common stock.

Dividend Policy

On January 25, 2024, our Board of Directors (the "Board") adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock. Declaration of dividends pursuant to the policy will be subject to the Board's consideration of, among other things, our financial performance, cash flows, capital needs, and liquidity.

Pursuant to the dividend policy, cash dividends of $1.2 billion were paid during the year ended December 31, 2025 and in February 2026, the Board declared a cash dividend of $10.50 per share of common stock, payable on March 31, 2026 to stockholders of record as of the close of business on March 6, 2026.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2025 of an investment of $100 in cash on December 31, 2020 for our common stock and an investment of $100 in cash on December 31, 2020 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index, and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Booking Holdings Inc., the NASDAQ Composite Index,
the S&P 500 Index and the RDG Internet Composite Index

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Booking Holdings Inc.
NASDAQ Composite
S&P 500
RDG Internet Composite

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

Measurement Point December 31	Booking Holdings Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite
2020	100.00	100.00	100.00	100.00
2021	107.72	122.18	128.71	97.88
2022	90.48	82.43	105.40	59.35
2023	159.26	119.22	133.10	86.60
2024	225.04	154.48	166.40	115.41
2025	244.36	187.14	196.16	138.27

Issuer Purchases of Equity Securities

During the year ended December 31, 2025, we repurchased shares of our common stock for an aggregate cost of $6.4 billion, including $532 million to repurchase shares of our common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2025 (in billions, except share and per share data):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 –	125,148	(2)	$5,171	125,148	$23.3	(2) (3)
October 31, 2025	987	(4)	$5,154	N/A	N/A

November 1, 2025 –	187,491	(2)	$4,898	187,491	$22.4	(2) (3)
November 30, 2025	1,205	(4)	$5,050	N/A	N/A

December 1, 2025 –	103,385	(2)	$5,216	103,385	$21.8	(2) (3)
December 31, 2025	549	(4)	$5,197	N/A	N/A
Total	418,765			416,024	$21.8
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on February 23, 2023, whereby we were authorized to repurchase up to $20 billion of our common stock.
(3)    In the first quarter of 2025, the Board authorized a program to repurchase up to $20 billion of our common stock.
(4)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended December 31, 2025 to previously withheld share amounts that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part I, Item 1A "Risk Factors" and our Consolidated Financial Statements and accompanying notes.

We evaluate certain operating and financial measures on both an as-reported and constant currency basis. We calculate constant currency based on the predominant transactional currency in each country, converting our current year results in currencies other than U.S. Dollars using the corresponding prior year monthly average exchange rates.

Overview

Our mission is to make it easier for everyone to experience the world. We aim to provide consumers with a best-in-class experience with tailored planning, payment, language, and other options, seamlessly connecting them with our travel service provider partners. We offer these services through five primary consumer-facing brands: Booking.com, Priceline, Agoda, KAYAK, and OpenTable. See Notes 1 and 17 to our Consolidated Financial Statements for segment reporting and geographic information.

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from payment facilitation, advertising, restaurant reservation and management services, travel-related insurance offerings, and other services.

Trends

Our global room nights in 2025 increased 8% year-over-year driven primarily by healthy travel demand in Europe and Asia. We saw the booking window expand in 2025 compared to 2024, which benefited year-over-year room night growth.

In the fourth quarter of 2025, global room nights increased 9% year-over-year. We saw healthy travel demand across all our major regions in the fourth quarter of 2025.

While the geopolitical and macroeconomic environment can impact global travel demand, we believe our diversified global portfolio of leading travel brands, flexible platforms, and strong financial position helps us to navigate a range of scenarios. We continue to take a long-term view, staying focused on delivering value to our travelers and partners, maintaining disciplined cost management, and making strategic investments as appropriate.

Quarterly Room Nights and Change versus the prior year (1)

Full Year Room Nights and Change versus the prior year (1)

(1)    Room night growth rates are rounded for presentation purposes.

The cancellation rate in 2025 was lower than the prior year. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expenses at the time a booking is made even though that booking could be canceled in the future.

In 2025, our global average daily rates ("ADRs") on a constant currency basis were about in line with the prior year. Our global ADRs were slightly negatively impacted by a higher mix of room nights in Asia, which is a lower ADR region. Excluding the changes in regional mix, our global ADRs on a constant currency basis were up approximately 1% year-over-year, driven primarily by higher ADRs in Europe.

We focus on relentless innovation to grow our business by providing a best-in-class user experience with intuitive, easy-to-use platforms that aim to exceed the expectations of consumers. We are executing against our long-term strategy to create an ideal AI-powered traveler experience, offering our customers relevant options and suggestions at the times and in the language they want them, making trips booked with us seamless, easy, and valuable. We refer to this as the "Connected Trip." The goal of our Connected Trip vision is to offer a differentiated and personalized travel planning, booking, payment, and in-trip experience for each trip, enhanced by a robust loyalty program that provides value to travelers and partners across all trips. We believe these efforts will help improve traveler loyalty, frequency, and mix of direct bookings over time. We believe these improvements will benefit revenue growth and marketing efficiency in the future, however, to the extent our non-accommodation services have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

Our mobile apps are an important platform for experiencing the Connected Trip since the app travels with the traveler. The mix of our room nights booked on our mobile apps in 2025 was a mid-fifties percentage, up from a low-fifties percentage in 2024. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with them. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

We continue to expand our merchant service offerings as part of a broader strategy to provide more payment options to travelers and travel service providers, increase the variety of our accommodations, and enable our long-term Connected Trip strategy. These merchant services allow us to facilitate payments from travelers and offer secure, flexible transaction terms, such as varied payment forms, currencies, and timing. The mix of our total gross bookings generated on a merchant basis across the company was 70% in 2025, an increase from 63% in 2024 due to the ongoing shift from agency to merchant bookings at Booking.com. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. In 2025, the incremental revenues from facilitating payments were greater than the associated incremental variable expenses.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total performance and brand marketing expenses, which are substantially variable in nature, were $8.2 billion in 2025, up 12.5% versus 2024 as a result of the year-over-year growth in travel demand and due to changes in foreign currency exchange rates. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing, meta-search, and social media channels to generate bookings through our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising.

Marketing efficiency, expressed as marketing expenses as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are in some cases outside of our control. Such factors include ADRs, costs per click, cancellation rates, foreign currency exchange rates, search engine bidding algorithms, channel mix, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing and social media marketing campaigns. In 2025, our average ROI was down slightly year-over-year driven by changes in paid traffic mix and increased social media spend. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental bookings we receive, and anticipated repeat rates. Marketing efficiency is also impacted by the extent to which consumers book directly with us. The mix of our total room nights booked by consumers coming directly to our platforms was a mid-fifties percentage in 2025, and was higher if we exclude the room nights booked through affiliate programs (i.e., business-to-business). The mix of total room nights booked by consumers coming directly to our platforms increased year-over-year, which benefited our marketing efficiency for 2025. See Part I, Item 1A, Risk Factors - "We face risks relating to our marketing efforts" and "We are dependent on travel service providers, restaurants, search platforms, and other third parties."

Booking.com had approximately 4.4 million total properties on its website at December 31, 2025, representing an increase from approximately 4.0 million total properties at December 31, 2024. At December 31, 2025, the total properties on Booking.com's website consisted of approximately 3.9 million alternative accommodation properties (including homes, apartments, and other unique places to stay) and approximately 500,000 hotels, motels, and resorts.

The mix of Booking.com's room nights booked for alternative accommodation properties in 2025 was approximately 36%, up versus approximately 35% in 2024. We have observed a longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of these properties on Booking.com. We may experience lower profit margins due to additional costs from offering alternative accommodations, such as increased customer service or certain partner related costs. As our alternative accommodation business grows, these different characteristics may negatively impact our profit margins.

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

In the fourth quarter of 2024, we began the implementation of organizational changes to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving our offering to travelers and partners, and better position our business for the long term (the "Transformation Program"). The Transformation Program resulted in approximately $250 million in savings in 2025. Given the stronger-than-expected early results of the Transformation Program, in the third quarter of 2025, we raised our expectation for the ultimate annual run-rate savings to a range of $500 to $550 million from our previous guidance of $400 to $450 million, as compared to our 2024 expense base. As of the end of 2025, we have enabled approximately $550 million in annual run-rate savings and we expect to realize these run-rate savings by the end of 2026. We expect that the restructuring costs and accelerated investments related to the Transformation Program will largely be incurred by the end of 2026 and are estimated to be, in the aggregate, less than one times the expected annual run-rate savings.

Many taxing authorities seek to increase tax revenues and have targeted large multinational technology companies. Many jurisdictions, particularly in the EU, have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenues earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Rates for these taxes range from 1.5% to 10% of revenues deemed generated in the jurisdiction. We record the applicable digital services taxes in "Sales and other expenses" in the Consolidated Statements of Operations. The recent One Big Beautiful Bill Act (the "BBB Act") changes certain international, foreign tax credit, and domestic tax provisions in the United States effective in 2025 and 2026. While the BBB Act did not result in a significant impact to our income tax expense or effective tax rate for 2025, we are evaluating the impact of the BBB Act and it could have a negative impact on our results of operations and cash flows as it relates to provisions that are not yet effective. See Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Increased regulatory focus on large technology companies could result in increased compliance costs or otherwise adversely affect our business. For example, we are subject to rules and regulations that may not apply to our competitors because the European Commission designated the Company as a "gatekeeper" and Booking.com as a "Very Large Online Platform" under the Digital Markets Act and the Digital Services Act, respectively. See Part I, Item 1A, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business in these areas may intensify" and Note 16 to our Consolidated Financial Statements.

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates (principally related to Euros and British Pounds Sterling). See Note 17 to our Consolidated Financial Statements for information related to revenues by geographic area. As a result of these movements, the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by approximately 13% in 2025 as compared to 2024, including a benefit of about 3% from changes in foreign currency exchange rates. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. In addition, we may designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Consolidated Statements of Operations. Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates. See Notes 6, 12, and 18 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See Note 2 to our Consolidated Financial Statements for our significant accounting policies. Certain of our accounting estimates are important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the valuation of goodwill and other long-lived assets, income taxes, and contingencies.
Valuation of Goodwill and other Long-lived Assets

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. In the accounting for business combinations, the excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination. When the composition of one or more reporting units is changed, goodwill is reassigned to the affected reporting units using a relative fair value approach. A substantial portion of our intangible assets and goodwill as of December 31, 2025 relates to the acquisitions of OpenTable and Getaroom.

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level and our annual goodwill impairment tests are performed as of September 30.

The estimation of the recoverable values of asset groups and the fair values of our reporting units reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit's expected growth rates and operating margin and with respect to matters outside of our control, such as discount rates and market comparables. Actual results could be materially different than the judgments and estimates used. Generally, changes in the assumptions used for comparable company multiples would result in directionally similar changes in the fair value and changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units. Such changes may include travel service providers reducing or withdrawing from our services, generative AI better enabling or offering alternatives for travel service providers to reach consumers, or competitors affecting our ability to market to and reach consumers in a cost-efficient way.

Impairment of Goodwill and Intangible Assets

As of September 30, 2025, we performed our annual goodwill impairment test. Except for the KAYAK reporting unit, the fair values of our reporting units exceeded their respective carrying values.

For the KAYAK reporting unit's goodwill, we recognized an impairment charge of $180 million for the three months ended September 30, 2025, resulting in an adjusted carrying value of $203 million at September 30, 2025. In addition, for the KAYAK asset group's intangible assets (trade names and supply and distribution agreements), we recognized an impairment charge of $277 million for the three months ended September 30, 2025. The impairments were primarily driven by a reduction in the forecasted cash flows for KAYAK, reflecting its meta-search business being impacted by expected increases in customer acquisition costs.

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

See Note 11 to our Consolidated Financial Statements for additional information.

Income Taxes
We determine our tax expense based on income and statutory tax rates applicable in the jurisdictions in which we operate. Due to the complex and dynamic nature of tax legislation, significant judgment is required in computing our tax expense and determining our tax positions. The U.S. Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 made significant changes to U.S. federal tax law, including a one-time deemed repatriation tax imposed on accumulated unremitted international earnings. We do not intend to indefinitely reinvest our international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as global intangible low-taxed income ("GILTI").

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

The determination of whether a loss is probable and whether the amount of the loss can be reasonably estimated requires significant judgment and evaluation of all the underlying facts and circumstances including judgments about the potential actions of third-party claimants, regulatory authorities, and courts. Claims, assessments, and litigations involve significant uncertainties such as the complexity of the facts, the legal theories involved, the nature of the claims, the judgment of the courts, the applicable methodology for determining potential damages, and, in the case of class actions, whether a class action can be certified and members of the class choose to participate in the litigation.

For a contingency that might result in a gain, substantially all uncertainties about its realization should be resolved before it is recognized in the financial statements. Recoveries of costs and losses incurred in the past and recorded in the financial statements are recognized when the recovery is probable, reasonably estimable, and there is direct linkage to the loss event. Establishing direct linkage requires judgment and evaluation of all the underlying facts and circumstances, including the relationship between the recovery, the loss event, and the costs and losses incurred.

On a quarterly basis, we update our analysis and estimates considering available information, including the impact of negotiations, settlements, rulings, and advice of legal counsel. Changes in our assessment of whether a loss is probable, our estimate of the loss, or our determination of whether the amount of loss can be reasonably estimated could have a material impact on our results of operations and financial position. Changes in our assumptions regarding a particular matter or the effectiveness of our strategies related to legal and other proceedings could also have a material impact on our results of operations and financial position. For all loss contingencies, until a matter is finally resolved, there may be an exposure to loss in excess of the liability accrued for the matter and such amounts could be material. In a similar manner, gain contingencies and recoveries of costs and losses are also assessed on a quarterly basis.

See Note 16 to our Consolidated Financial Statements for additional information regarding certain contingencies.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements, which is incorporated into this Item 7 by reference.

Results of Operations

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

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

Room nights, rental car days, and airline tickets reserved through our services were as follows:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Room nights	1,235	1,144	8.0%
Rental car days	88	83	5.8%
Airline tickets	68	49	36.6%

Room nights reserved through our services increased year-over-year in 2025, driven primarily by increased travel demand in Europe and Asia. Rental car days reserved through our services increased year-over-year in 2025 driven primarily by growth in rental car days reserved on Booking.com. Airline tickets reserved through our services increased year-over-year in 2025 driven by the expansion of flight offerings at Booking.com and Agoda.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories were as follows (numbers may not total due to rounding):

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Merchant gross bookings	$130,025	$104,182	24.8%
Agency gross bookings	56,082	61,398	(8.7)%
Total gross bookings	$186,107	$165,580	12.4%

The year-over-year increase in merchant gross bookings in 2025 was due primarily to growth in accommodation reservation services and flight reservation services at Booking.com and Agoda. Merchant gross bookings also increased year-over-year and agency gross bookings decreased year-over-year in 2025 due to the ongoing shift from agency to merchant bookings at Booking.com.

The year-over-year increase in total gross bookings in 2025 was due primarily to the increase in room nights, a positive impact of foreign currency exchange rate fluctuations, and a positive impact from growth in flight gross bookings.

Flight gross bookings increased 29% year-over-year in 2025 due to airline ticket growth, partially offset by lower average airline ticket prices. Rental car gross bookings increased 9% year-over-year in 2025 due to rental car days growth and higher average daily car rental prices.

Revenues
See Note 2 to our Consolidated Financial Statements for additional information on our revenues, including merchant, agency, and advertising and other revenues. Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases by travelers from travel service providers.

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Merchant revenues	$17,755	$14,142	25.5%
Agency revenues	7,968	8,524	(6.5)%
Advertising and other revenues	1,194	1,073	11.3%
Total revenues	$26,917	$23,739	13.4%
% of Total gross bookings	14.5%	14.3%

The year-over-year increase in merchant revenues in 2025 was due primarily to growth in accommodation reservation services at Booking.com. Merchant revenues also increased year-over-year while agency revenues decreased year-over-year in 2025 due to the ongoing shift from agency to merchant revenues at Booking.com. Advertising and other revenues increased year-over-year in 2025 due to growth at OpenTable and growth in advertising revenues at Booking.com.

Total revenues as a percentage of gross bookings increased year-over-year in 2025 due to an increase in revenues related to facilitating payments, as well as a more positive impact from changes in foreign currency exchange rates on revenue compared to gross bookings, partly offset by an increase in the mix of flight gross bookings, which have lower revenues as a percentage of gross bookings.

Operating Expenses
See Note 2 to our Consolidated Financial Statements for additional information about the components of our operating expenses and the related accounting policies. The year-over-year growth in our total operating expenses for 2025 was increased in part by changes in foreign currency exchange rates.
Marketing Expenses

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Marketing expenses	$8,186	$7,278	12.5%
% of Total gross bookings	4.4%	4.4%
% of Total revenues	30.4%	30.7%

Our marketing expenses, which are substantially variable in nature, increased year-over-year in 2025 to help drive additional gross bookings and revenues, and were increased by changes in foreign currency exchange rates. Marketing expenses as a percentage of total gross bookings in 2025 were in line with 2024, as the benefit from an increase in the share of room nights booked by consumers coming directly to our platforms was partially offset by lower performance marketing ROIs driven by changes in paid traffic mix and increased spend in social media channels.

Sales and Other Expenses

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Sales and other expenses	$3,453	$3,120	10.6%
% of Total gross bookings	1.9%	1.9%
% of Total revenues	12.8%	13.1%

Sales and other expenses, which are substantially variable in nature, increased year-over-year in 2025 due primarily to an increase in merchant transaction costs of $381 million related to the ongoing shift from agency to merchant transactions at Booking.com, as well as due to changes in foreign currency exchange rates. Sales and other expenses as a percentage of total revenues decreased year-over-year in 2025 due to efficiencies in third-party customer service costs, as well as lower provisions for expected credit losses, partially offset by the impact of increased merchant transactions, which grew faster than total revenue.

Personnel

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Personnel	$3,403	$3,354	1.5%
% of Total revenues	12.6%	14.1%

Personnel expenses increased year-over-year in 2025 primarily due to increases in salary expenses and bonus expense accruals, both of which were increased by changes in foreign currency exchange rates. The year-over-year increase in personnel expenses in 2025 was partially offset by a $176 million reduction in the accrual related to the Netherlands pension fund matter. Employee headcount of approximately 24,300 as of December 31, 2025 was in line with December 31, 2024.

General and Administrative

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
General and administrative	$857	$1,036	(17.2)%
% of Total revenues	3.2%	4.4%

General and administrative expenses decreased year-over-year in 2025 due to the impact of the $337 million accrual in 2024 related to the settlement of certain Italian indirect tax matters, partially offset by $89 million in expense in 2025 related to certain other indirect tax matters. In addition, the year-over-year decrease in general and administrative expenses in 2025 was impacted by a $78 million reduction in 2024 in the accrual related to the fine imposed by the Spanish competition authority.

Information Technology

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Information technology	$908	$771	17.8%
% of Total revenues	3.4%	3.2%

Information technology expenses increased year-over-year in 2025 due primarily to an increase in cloud computing costs, as well as changes in foreign currency exchange rates.

Depreciation and Amortization

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Depreciation and amortization	$623	$591	5.4%
% of Total revenues	2.3%	2.5%

Depreciation and amortization expenses increased year-over-year in 2025 due primarily to increased depreciation of computer equipment, as well as amortization expense related to internally-developed software.

Impairment

	Year Ended December 31,
(In millions)	2025	2024
Impairment	$457	$—

See Note 11 to our Consolidated Financial Statements for additional information.

Transformation Costs

	Year Ended December 31,
(In millions)	2025	2024
Transformation costs	$205	$34

See "Trends" above for additional information on the Transformation Program. For the year ended December 31, 2025, Program related costs primarily consist of employee termination benefits and professional fees. See Note 20 to our Consolidated Financial Statements.

Interest Expense and Interest and Dividend Income

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Interest expense	$(1,617)	$(1,295)	24.9%
Interest and dividend income	921	1,114	(17.3)%

Interest expense increased year-over-year in 2025 primarily due to the amortization of debt discount related to the convertible senior notes (see Note 12 to our Consolidated Financial Statements) and the issuance of senior notes in November 2024. Interest and dividend income decreased year-over-year in 2025 primarily due to lower interest rates, partially offset by higher money market fund investment balances. In addition, we have certain cash management activities with related interest expense and interest income.

Other Income (Expense), Net

	Year Ended December 31,
(In millions)	2025	2024
Other income (expense), net	$(1,297)	$(82)

See Note 18 to our Consolidated Financial Statements for additional information.

Income Taxes

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025	2024
Income tax expense	$1,428	$1,410	1.3%
% of Income before income taxes	20.9%	19.3%

Our 2025 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (as defined below) and U.S. federal tax credits, partially offset by higher international tax rates, certain non-deductible expenses, and U.S. federal tax associated with our international earnings. Our 2024 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and a reduction to our 2018 federal one-time deemed repatriation liability under the Tax Act, resulting from a 2024 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner (the "Varian Decision"), partially offset by higher international tax rates, non-deductible expenses related to the convertible senior notes and certain other non-deductible expenses, unrecognized tax benefits, and U.S. federal tax associated with our international earnings.

Our effective tax rate was higher for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the reduction to our 2018 federal one-time deemed repatriation liability under the Tax Act, that was recorded during 2024, resulting from the Varian Decision, and higher international tax rates, partially offset by an increase in the benefit of the Netherlands Innovation Box Tax and lower unrecognized tax benefits.

Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the years ended December 31, 2025 and 2024 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on our effective tax rates for these periods. For more information, see Part I, Item 1, Risk Factors - "We may not be able to maintain our "Innovation Box Tax" benefit."

Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

    For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.

Liquidity and Capital Resources

Our primary source of funds for operations is the cash flow that we generate from operations. We have a variety of uses for our cash, including ongoing investments in our business, share repurchases, dividends, repayment of debt, and capital expenditures. Our continued access to sources of liquidity depends on multiple factors. See Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events." Our financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. Marketing expenses, sales and other expenses, and personnel expenses are our most significant operating expenses. See our Consolidated Statements of Operations and "Trends" and "Results of Operations" above for additional information.

We believe that our existing cash balances, liquid resources, and access to capital markets will be sufficient to fund our operating activities and other obligations in the short term and into the foreseeable future.

Cash, cash equivalents, and investments
At December 31, 2025, we had $17.8 billion in cash, cash equivalents, and investments, of which approximately $12.2 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. See Notes 5 and 6 to our Consolidated Financial Statements.

Deferred merchant bookings
Deferred merchant bookings of $5.3 billion at December 31, 2025 includes cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenues for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

Debt
Our revolving credit facility extends a revolving line of credit up to $2 billion to us. As of December 31, 2025, we are in compliance with the maximum leverage ratio covenant under the facility, which is a condition to our ability to borrow.

Our outstanding senior notes at December 31, 2025 had cumulative interest to maturity (based on coupon interest rates) of $5.7 billion, with $662 million payable within the next twelve months.

See Note 12 to our Consolidated Financial Statements for additional information.

Share repurchases and dividends
In the first quarter of 2025, our Board of Directors (the "Board") authorized a program to repurchase up to $20 billion of our common stock. At December 31, 2025, we had a total remaining authorization of $21.8 billion related to share repurchase programs authorized by the Board.

In February 2026, the Board declared a cash dividend of $10.50 per share of common stock, payable on March 31, 2026 to stockholders of record as of the close of business on March 6, 2026.

See Note 13 to our Consolidated Financial Statements for additional information.

Commitments, contingencies, and other
At December 31, 2025, we had, in the aggregate, $1.1 billion of non-cancellable purchase obligations individually greater than $10 million, of which $361 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction. At December 31, 2025, we had lease obligations of $798 million, of which $143 million is payable within the next twelve months. See Note 10 to our Consolidated Financial Statements for additional information.

At December 31, 2025, we had a remaining transition tax liability of $257 million as a result of the Tax Act, which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. Due to the Varian Decision, a portion of our total transition tax liability may be refunded. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

See Note 16 to our Consolidated Financial Statements for information related to the standby letters of credit and bank guarantees issued on our behalf.

See Note 16 to our Consolidated Financial Statements and Part I, Item IA, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business in these areas may intensify" for information related to certain regulatory matters and our other contingent liabilities.

Note 16 to our Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities" for information related to certain tax assessments and other tax matters.

See "Trends" above for information on the Transformation Program, including the estimated annual run rate savings and restructuring costs and accelerated investments required for the program.

Cash Flow Analysis

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

See our Consolidated Statements of Cash Flows for additional information related to our cash flows.

	Year Ended December 31,
(In millions)	2025	2024
Net cash provided by operating activities	$9,409	$8,323
Net cash (used in) provided by investing activities	(313)	129
Net cash used in financing activities	(8,915)	(4,204)

Net cash provided by operating activities for the year ended December 31, 2025 resulted from net income of $5.4 billion, a favorable net impact from adjustments for non-cash and other items of $3.5 billion, and a favorable net change in working capital and other assets and liabilities of $535 million. Non-cash and other items were principally associated with the unrealized foreign currency transaction losses related to Euro-denominated debt, depreciation and amortization, stock-based compensation expense, deferred income taxes, impairment, provision for expected credit losses and chargebacks, and adjustments related to the convertible senior notes. For the year ended December 31, 2025, deferred merchant bookings and other current liabilities increased by $796 million and accounts receivable increased by $730 million, primarily due to higher business volumes. Merchant revenues increased while agency revenues decreased year-over-year in 2025 due to the ongoing shift from agency to merchant revenues at Booking.com.

Net cash provided by operating activities for the year ended December 31, 2024 resulted from net income of $5.9 billion, a favorable net impact from adjustments for non-cash and other items of $2.1 billion, and a favorable net change in working capital and other assets and liabilities of $367 million. Non-cash and other items were principally associated with the loss related to the convertible senior notes, stock-based compensation expense, depreciation and amortization, unrealized foreign currency transaction gains related to Euro-denominated debt, provision for expected credit losses and chargebacks, and operating lease amortization. For the year ended December 31, 2024, deferred merchant bookings and other current liabilities increased by $1.4 billion and accounts receivable increased by $506 million, primarily due to higher business volumes, partially offset by faster accounts receivable collections in 2024.

Net cash used in investing activities for the year ended December 31, 2025 resulted principally from payments for property and equipment. Net cash provided by investing activities for the year ended December 31, 2024 principally resulted from proceeds from the maturity of investments of $590 million, partially offset by payments for property and equipment of $429 million.

Net cash used in financing activities for the year ended December 31, 2025 resulted principally from payments for the repurchase of common stock of $6.4 billion, including share repurchases of our common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation, payments on the maturity and redemption of debt of $5.0 billion, and dividends of $1.2 billion, partially offset with proceeds from the issuance of long-term debt of $3.7 billion. Net cash used in financing activities for the year ended December 31, 2024 principally resulted from payments for the repurchase of common stock of $6.5 billion, including share repurchases of our common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation, payments on the maturity and conversion of debt of $1.3 billion, and dividends of $1.2 billion, partially offset with proceeds from the issuance of long-term debt of $4.8 billion.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

    For a comparison of our cash flow activities for the fiscal years ended December 31, 2024 and 2023, see Cash Flow Analysis in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.

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

See Note 12 to our Consolidated Financial Statements for information about our outstanding senior notes. A hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our nonconvertible debt of approximately $1.1 billion and $930 million at December 31, 2025 and 2024, respectively.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased year-over-year by 12% in 2025, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant currency basis by approximately 10%. Our total revenues increased year-over-year by 13% in 2025, including a benefit of about 3% from changes in foreign currency exchange rates. See Notes 6, 12, and 18 to our Consolidated Financial Statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, the impact of such changes on the increase in our revenues and operating margins, our use of foreign currency exchange derivatives, and our designation of certain portions of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. We generally enter into foreign currency exchange derivatives to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. We will continue to evaluate the use of derivative instruments in the future. During the years ended December 31, 2025, 2024, and 2023, we also designated certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates.

See Notes 5 and 6 to our Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. We are exposed to equity price risk as it relates to changes in fair values of these investments. Our investments in private entities are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values at December 31, 2025 and 2024 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $60 million and $55 million, respectively, being recognized in net income.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV, Item 15, Exhibits and Financial Statement Schedules): Consolidated Balance Sheets at December 31, 2025 and 2024; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Deficit, and Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; Notes to our Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our independent registered public accounting firm also attested to and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. We continue to monitor ongoing changes to systems and processes to determine the impact on internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). No change in our internal control over financial reporting occurred during the three months ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
February 18, 2026

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10 will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

The Company has adopted an insider trading policy which governs transactions in our securities by the Company's directors, officers, employees, contractors, and consultants, as well as by the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company's insider trading policy is incorporated by reference in this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

Information required by Part III, Item 11 will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12 will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13 will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14 will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets at December 31, 2025 and 2024; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Deficit, and Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; Notes to our Consolidated Financial Statements; Report of Independent Registered Public Accounting Firm; and Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.).

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Company.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(yy)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of October 16, 2025.
4.1	Reference is hereby made to Exhibits 3.1, 3.2, and 3.3.
4.2(c)	Specimen Certificate for the Company's Common Stock.
4.3(d)	Indenture, dated as of September 23, 2014, between the Company and Deutsche Bank Trust Company Americas, as Trustee.
4.4(e)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.5(f)	Form of 1.800% Senior Note due 2027.
4.6(g)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.7(h)	Form of 3.650% Senior Note due 2025.
4.8(i)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.9(j)	Form of 3.600% Senior Note due 2026.
4.10(j)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.11(k)	Form of 3.550% Senior Note due 2028.
4.12(k)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
4.13(z)	Description of the Company's Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.14(z)	Description of the Company's 2.375% Senior Notes due 2024 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.15(z)	Description of the Company's 1.800% Senior Notes due 2027 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.16(ee)	Description of the Company's 0.500% Senior Notes due 2028 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.17(x)	Form of 4.625% Senior Note due 2030.
4.18(x)	Officers' Certificate, dated April 13, 2020, with respect to the 4.625% Senior Notes due 2030.
4.19(x)	Form of 0.750% Convertible Senior Note due 2025.
4.20(x)	Indenture, dated as of April 14, 2020, between Booking Holdings Inc. and U.S. Bank National Association, as trustee.
4.21(l)	Form of 0.500% Senior Note due 2028.
4.22(l)	Officers' Certificate, dated March 8, 2021, with respect to the 0.500% Senior Notes due 2028.
4.23(ff)	Form of 4.000% Senior Note due 2026.
4.24(ff)	Officers' Certificate, dated November 15, 2022, with respect to the 4.000% Senior Notes due 2026.
4.25(ff)	Form of 4.250% Senior Note due 2029.
4.26(ff)	Officers' Certificate, dated November 15, 2022, with respect to the 4.250% Senior Notes due 2029.
4.27(ff)	Form of 4.500% Senior Note due 2031.

Exhibit Number	Description
4.28(ff)	Officers' Certificate, dated November 15, 2022, with respect to the 4.500% Senior Notes due 2031.
4.29(ff)	Form of 4.750% Senior Note due 2034.
4.30(ff)	Officers' Certificate, dated November 15, 2022, with respect to the 4.750% Senior Notes due 2034.
4.31(ii)	Description of the Company's 4.000% Senior Notes due 2026 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.32(ii)	Description of the Company's 4.250% Senior Notes due 2029 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.33(ii)	Description of the Company's 4.500% Senior Notes due 2031 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.34(ii)	Description of the Company's 4.750% Senior Notes due 2034 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.35(jj)	Form of 3.625% Senior Note due 2028.
4.36(jj)	Officers' Certificate, dated May 12, 2023, with respect to the 3.625% Senior Notes due 2028.
4.37(jj)	Form of 4.125% Senior Note due 2033.
4.38(jj)	Officers' Certificate, dated May 12, 2023, with respect to the 4.125% Senior Notes due 2033.
4.39(jj)	Agency Agreement, dated as of May 12, 2023, by and between Booking Holdings Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar, and trustee.
4.40(rr)	Description of the Company's 3.625% Senior Notes due 2028 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.41(rr)	Description of the Company's 4.125% Senior Notes due 2033 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.42(ss)	Form of 3.500% Senior Note due 2029.
4.43(ss)	Officers' Certificate, dated March 1, 2024, with respect to the 3.500% Senior Notes due 2029.
4.44(ss)	Form of 3.625% Senior Note due 2032.
4.45(ss)	Officers' Certificate, dated March 1, 2024, with respect to the 3.625% Senior Notes due 2032.
4.46(ss)	Form of 3.750% Senior Note due 2036.
4.47(ss)	Officers' Certificate, dated March 1, 2024, with respect to the 3.750% Senior Notes due 2036.
4.48(ss)	Form of 4.000% Senior Note due 2044.
4.49(ss)	Officers' Certificate, dated March 1, 2024, with respect to the 4.000% Senior Notes due 2044.
4.50(ss)	Agency Agreement, dated as of March 1, 2024, by and between Booking Holdings Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar, and trustee.
4.51(tt)	Form of 3.250% Senior Notes due 2032.
4.52(tt)	Officers' Certificate, dated November 21, 2024, with respect to the 3.250% Senior Notes due 2032.
4.53(tt)	Form of 3.750% Senior Notes due 2037.
4.54(tt)	Officers' Certificate, dated November 21, 2024, with respect to the 3.750% Senior Notes due 2037.
4.55(tt)	Form of 3.875% Senior Notes due 2045.
4.56(tt)	Officers' Certificate, dated November 21, 2024, with respect to the 3.875% Senior Notes due 2045.
4.57(tt)	Agency Agreement, dated as of November 21, 2024, by and between Booking Holdings Inc., as issuer, and U.S. Bank Trust Company, National Association, as paying agent, transfer agent, registrar, and trustee.
4.58(zz)	Description of the Company's 3.500% Senior Notes due 2029 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.59(zz)	Description of the Company's 3.625% Senior Notes due 2032 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.60(zz)	Description of the Company's 3.750% Senior Notes due 2036 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.61(zz)	Description of the Company's 4.000% Senior Notes due 2044 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.62(zz)	Description of the Company's 3.250% Senior Notes due 2032 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.63(zz)	Description of the Company's 3.750% Senior Notes due 2037 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.64(zz)	Description of the Company's 3.875% Senior Notes due 2045 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.65(aaa)	Form of 3.125% Senior Note due 2031.
4.66(aaa)	Officers' Certificate, dated May 9, 2025, with respect to the 3.125% Senior Note due 2031.
4.67(aaa)	Form of 4.125% Senior Note due 2038.

Exhibit Number	Description
4.68(aaa)	Officers' Certificate, dated May 9, 2025, with respect to the 4.125% Senior Note due 2038.
4.69(aaa)	Form of 4.500% Senior Note due 2046.
4.70(aaa)	Officers' Certificate, dated May 9, 2025, with respect to the 4.500% Senior Note due 2046.
4.71(aaa)	Agency Agreement, dated as of May 9, 2025, by and between Booking Holdings Inc., as issuer, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar and trustee.
4.72(bbb)	Form of 3.000% Senior Note due 2030.
4.73(bbb)	Officers' Certificate, dated November 7, 2025, with respect to the 3.000% Senior Note due 2030.
4.74(bbb)	Form of 3.625% Senior Note due 2035.
4.75(bbb)	Officers' Certificate, dated November 7, 2025, with respect to the 3.625% Senior Note due 2035.
4.76(bbb)	Agency Agreement, dated as of November 7, 2025, by and between Booking Holdings Inc., as issuer, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar and trustee.
4.77	Description of the Company's 3.125% Senior Notes due 2031 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.78	Description of the Company's 4.125% Senior Notes due 2038 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.79	Description of the Company's 4.500% Senior Notes due 2046 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.80	Description of the Company's 3.000% Senior Notes due 2030 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.81	Description of the Company's 3.625% Senior Notes due 2035 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(b)+	Booking Holdings Inc. 1999 Omnibus Plan (as amended and restated effective June 3, 2021).
10.2(m)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.3(aa)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
10.4(bb)+	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.5(n)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.6(n)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.7(o)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.8(p)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.9(p)+	Amended and Restated Annual Bonus Plan.
10.10(q)+	Form of Non-Competition and Non-Solicitation Agreement.
10.11(r)+	Second Amended and Restated Employment Agreement, dated April 21, 2015, by and between the Company and Peter J. Millones.
10.12(s)+	Employment Agreement, dated December 15, 2016, by and between the Company and Glenn D. Fogel.
10.13(s)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016, by and between the Company and Glenn D. Fogel.
10.14(s)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016, by and between the Company and Glenn D. Fogel.
10.15(t)+	Employment Agreement, dated January 19, 2018, between the Company and David I. Goulden.
10.16(t)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Company and David I. Goulden.
10.17(t)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Company and David I. Goulden.
10.18(u)	Credit Agreement, dated as of August 14, 2019, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.19(gg)+	Letter Agreement, dated October 24, 2019, by and between the Company and Glenn D. Fogel.
10.20(v)+	Form of Employee Confidentiality and Assignment Agreement.
10.21(w)	Amendment No. 1, dated as of April 7, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.22(y)	Amendment No. 2, dated as of October 28, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.23(cc)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Glenn D. Fogel dated January 28, 2021.
10.24(cc)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with David I. Goulden dated January 28, 2021.

Exhibit Number	Description
10.25(cc)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Peter J. Millones dated January 28, 2021.
10.26(dd)+	Letter Agreement, dated July 31, 2021, by and between the Company and Paulo Pisano.
10.27(ee)	Amendment No. 3, dated as of December 22, 2021, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.28(hh)	Agreement for the Sale and Purchase of the Booking Campus in Amsterdam, the Netherlands, dated as of December 14, 2022, by and among Booking.com Real Estate Amsterdam B.V., as the Seller, D-IE WIIS Oosterdok Coöperatief U.A., as the Purchaser, and Booking.com Holding B.V., as the Guarantor.
10.29(kk)	Amendment No. 4, dated as of January 6, 2023, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.30(ll)+	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.31(ll)+	Form of Restricted Stock Unit Agreement under the Company's 1999 Omnibus Plan.
10.32(ll)+	Letter Agreement, dated February 23, 2023, by and between the Company and David I. Goulden.
10.33(mm)*	Credit Agreement, dated as of May 17, 2023, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.
10.34(nn)+	Employment Agreement, dated December 4, 2019, by and between Booking.com International BV and Paulo Pisano.
10.35(oo)+	Description of Termination Pay Policy, effective as of April 5, 2023.
10.36(pp)+	Employment Agreement, dated December 1, 2023, by and between the Company and Ewout Steenbergen.
10.37(pp)+	Form of Restricted Stock Unit Agreement under the Company's 1999 Omnibus Plan.
10.38(pp)+	Non-Competition and Non-Solicitation Agreement, dated December 1, 2023, by and between the Company and Ewout L. Steenbergen.
10.39(pp)+	Employee Confidentiality and Assignment Agreement, dated December 4, 2023, by and between the Company and Ewout L. Steenbergen.
10.40(uu)+	Letter Agreement Amendment, dated January 18, 2024 by and between the Company and David I. Goulden.
10.41(vv)+	Letter Agreement Amendment, dated April 4, 2024 by and between the Company and David I. Goulden.
10.42(ww)+	Additional Letter Agreement, dated December 18, 2024, by and between the Company and David I. Goulden.
10.43(ccc)+	Supervisory Board Agreement, dated as of February 24, 2025.
19.1(zz)	Booking Holdings Inc. Insider Trading Policies and Procedures
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(qq)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(qq)	Certification of Ewout L. Steenbergen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
97.1(rr)	Booking Holdings Inc. Financial Restatement Recovery Policy.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).
____________________________
+    Indicates a management contract or compensatory plan or arrangement.
*    Schedules or similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules or similar attachments upon request by the Securities and Exchange Commission.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 (File No. 1-36691).
(c)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).

(e)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(k)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(l)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 8, 2021 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(n)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(p)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(q)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(r)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 14, 2019 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 1-36691).
(w)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 8, 2020 (File No. 1-36691).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2020 (File No. 1-36691).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 30, 2020 (File No. 1-36691).
(z)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 26, 2020 (File No. 1-36691).
(aa)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 7, 2020 (File No. 1-36691)
(bb)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2020 (File No. 1-36691)
(cc)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 29, 2021 (File No. 1-36691)
(dd)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2021 (File No. 1-36691)
(ee)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 23, 2022 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 15, 2022 (File No. 1-36691).
(gg)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 (File No. 1-36691).
(hh)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 19, 2022 (File No. 1-36691).
(ii)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36691).
(jj)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 12, 2023 (File No. 1-36691).
(kk)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 4, 2023 (File No. 1-36691).
(ll)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 23, 2023 (File No. 1-36691).
(mm)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2023 (File No. 1-36691).
(nn)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 3, 2023 (File No. 1-36691).
(oo)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 11, 2023 (File No. 1-36691).
(pp)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2023 (File No. 1-36691).
(qq)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
(rr)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 22, 2024 (File No. 1-36691).
(ss)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2024 (File No. 1-36691).
(tt)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 21, 2024 (File No. 1-36691).
(uu)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 19, 2024 (File No. 1-36691).
(vv)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 5, 2024 (File No. 1-36691).
(ww)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 18, 2024 (File No. 1-36691)
(xx)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 22, 2024 (File No. 1-36691).
(yy)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 17, 2025 (File No. 1-36691).
(zz)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 20, 2025 (File No. 1-36691).
(aaa)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 9, 2025 (File No. 1-36691).
(bbb)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 7, 2025 (File No. 1-36691).
(ccc)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on April 29, 2025 (File No. 1-36691).

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKING HOLDINGS INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 18, 2026

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

Signature	Title	Date

/s/ Robert J. Mylod Jr.	Director, Chair of the Board	February 18, 2026
Robert J. Mylod Jr.

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 18, 2026
Glenn D. Fogel

/s/ Ewout L. Steenbergen	Executive Vice President and Chief Financial	February 18, 2026
Ewout L. Steenbergen	Officer (Principal Financial Officer)

/s/ Susana D'Emic	Chief Accounting Officer and Controller	February 18, 2026
Susana D'Emic	(Principal Accounting Officer)

/s/ Mirian Graddick-Weir	Director	February 18, 2026
Mirian Graddick-Weir

/s/ Kelly Grier	Director	February 18, 2026
Kelly Grier

/s/ Charles H. Noski	Director	February 18, 2026
Charles H. Noski

/s/ Larry Quinlan	Director	February 18, 2026
Larry Quinlan

/s/ Lynn Radakovich	Director	February 18, 2026
Lynn Radakovich

/s/ Nicholas J. Read	Director	February 18, 2026
Nicholas J. Read

/s/ Thomas E. Rothman	Director	February 18, 2026
Thomas E. Rothman

/s/ Sumit Singh	Director	February 18, 2026
Sumit Singh

/s/ Vanessa A. Wittman	Director	February 18, 2026
Vanessa A. Wittman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allow travelers to book travel reservations with travel service providers through the Company's platforms. Revenues consist of a significant volume of low-dollar transactions utilizing multiple custom systems.
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
Goodwill and Intangible assets– KAYAK reporting unit and asset group – Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
For the KAYAK reporting unit's goodwill, the Company recognized an impairment charge of $180 million for the three months ended September 30, 2025, resulting in an adjusted carrying value of $203 million at September 30, 2025. In addition, for the KAYAK asset group's intangible assets (trade names and supply and distribution agreements), the Company recognized an impairment charge of $277 million for the three months ended September 30, 2025.
The estimated fair value of the KAYAK reporting unit was determined using a combination of standard valuation techniques, including an income approach (discounted cash flow) and a market approach (applying comparable company multiples). The income approach estimates fair value utilizing a long-term growth rate and discount rate applied to the cash flow projections. The market approach estimates value using prices and other relevant information generated by market transactions involving comparable publicly-traded companies, including the use of the earnings before interest, taxes, depreciation and amortization (EBITDA) multiple.
The fair values of KAYAK's trade names and supply and distribution agreements were estimated using an income approach. The key unobservable inputs used for these intangible assets include a royalty rate, distributor margin, and supplier attrition rate and the useful lives of the trade names.
We identified goodwill and intangible assets for the KAYAK reporting unit and asset group as a critical audit matter given the significant judgments made by management to estimate the fair value of the KAYAK reporting unit and the KAYAK intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the selection of the discount rates, long-term growth rate, EBITDA multiple, royalty rate (collectively the "valuation assumptions"), and forecasts of future revenues and operating margins, specifically due to the sensitivity of KAYAK's operations due to its meta-search business being impacted by expected increases in customer acquisition costs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating margins and the selection of the valuation assumptions for the KAYAK reporting unit and asset group's intangible assets included the following, among others:
•We tested the effectiveness of controls over the KAYAK reporting unit and asset group's intangible assets valuations, including those over the forecasts of future revenues and operating margins and the selection of the valuation assumptions.
•We evaluated management's ability to accurately forecast future revenues and operating margins by comparing actual results in previous years to management's historical forecasts.
•We evaluated the reasonableness of management's forecasts of future revenues and operating margins by comparing management's forecasts with:
–Historical revenues and operating margins.
–Internal communications to management and the Board of Directors.
–Forecasted information in industry reports and certain of the Company's peer companies.
•We considered the impact of industry and market conditions on management's forecasts of future revenues and operating margins.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation assumptions including the discount rate, long-term growth rate, EBITDA multiple and royalty rate, by testing the underlying source information, the mathematical accuracy of the calculations, and, for the discount rate, developing a range of independent estimates and comparing them to those selected by management.
•With respect to the KAYAK reporting unit valuation, we evaluated the reasonableness of management's forecasts of future revenues and operating margins and discount rate utilized in the income approach fair value calculation by comparing the income approach fair value to the market approach fair value.

/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 18, 2026
We have served as the Company's auditor since 1997.

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$17,203	$16,164
Accounts receivable, net (Allowance for expected credit losses of $137 and $146, respectively)	3,820	3,199
Prepaid expenses, net	611	587
Other current assets	630	541
Total current assets	22,264	20,491
Property and equipment, net	807	832
Operating lease assets	632	559
Intangible assets, net	918	1,382
Goodwill	2,669	2,799
Long-term investments	582	536
Other assets, net	1,392	1,109
Total assets	$29,264	$27,708
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,094	$3,824
Accrued expenses and other current liabilities	4,454	6,047
Deferred merchant bookings	5,270	4,031
Short-term debt	1,880	1,745
Total current liabilities	16,698	15,647
Deferred income taxes	17	289
Operating lease liabilities	557	483
Long-term U.S. transition tax liability	—	257
Other long-term liabilities	714	199
Long-term debt	16,856	14,853
Total liabilities	34,842	31,728
Commitments and contingencies (see Note 16)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 64,521,154 and 64,276,130, respectively	1	—
Treasury stock: 32,627,042 and 31,329,265 shares, respectively	(54,315)	(47,877)
Additional paid-in capital	8,356	7,707
Retained earnings	40,670	36,525
Accumulated other comprehensive loss	(290)	(375)
Total stockholders' deficit	(5,578)	(4,020)
Total liabilities and stockholders' deficit	$29,264	$27,708

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Merchant revenues	$17,755	$14,142	$10,936
Agency revenues	7,968	8,524	9,414
Advertising and other revenues	1,194	1,073	1,015
Total revenues	26,917	23,739	21,365
Operating expenses:
Marketing expenses	8,186	7,278	6,773
Sales and other expenses	3,453	3,120	2,744
Personnel, including stock-based compensation of $613, $599, and $530, respectively	3,403	3,354	3,294
General and administrative	857	1,036	1,560
Information technology	908	771	655
Depreciation and amortization	623	591	504
Impairment	457	—	—
Transformation costs	205	34	—
Total operating expenses	18,092	16,184	15,530
Operating income	8,825	7,555	5,835
Interest expense	(1,617)	(1,295)	(897)
Interest and dividend income	921	1,114	1,020
Other income (expense), net	(1,297)	(82)	(477)
Income before income taxes	6,832	7,292	5,481
Income tax expense	1,428	1,410	1,192
Net income	$5,404	$5,882	$4,289
Net income applicable to common stockholders per basic common share	$166.52	$174.96	$118.67
Weighted-average number of basic common shares outstanding (in 000's)	32,452	33,622	36,140
Net income applicable to common stockholders per diluted common share	$165.57	$172.69	$117.40
Weighted-average number of diluted common shares outstanding (in 000's)	32,639	34,064	36,530

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$5,404	$5,882	$4,289
Other comprehensive income (loss), net of tax (1)	85	(52)	(56)
Comprehensive income	$5,489	$5,830	$4,233
(1)    Primarily consists of foreign currency translation adjustments (see Note 14).

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2022	63,781	$—	(25,918)	$(30,983)	$6,491	$27,541	$(267)	$2,782
Net income	—	—	—	—	—	4,289	—	4,289
Other comprehensive loss, net of tax	—	—	—	—	—	—	(56)	(56)
Exercise of stock options and vesting of restricted stock units and performance share units	267	—	—	—	134	—	—	134
Stock-based compensation	—	—	—	—	550	—	—	550
Repurchase of common stock	—	—	(3,732)	(10,443)	—	—	—	(10,443)
Balance, December 31, 2023	64,048	$—	(29,650)	$(41,426)	$7,175	$31,830	$(323)	$(2,744)
Net income	—	—	—	—	—	5,882	—	5,882
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52)	(52)
Conversion of debt	—	—	—	—	(102)	—	—	(102)
Exercise of stock options and vesting of restricted stock units and performance share units	228	—	—	—	14	—	—	14
Stock-based compensation	—	—	—	—	620	—	—	620
Repurchase of common stock	—	—	(1,679)	(6,451)	—	—	—	(6,451)
Dividends	—	—	—	—	—	(1,187)	—	(1,187)
Balance, December 31, 2024	64,276	$—	(31,329)	$(47,877)	$7,707	$36,525	$(375)	$(4,020)
Net income	—	—	—	—	—	5,404	—	5,404
Other comprehensive income, net of tax	—	—	—	—	—	—	85	85
Exercise of stock options and vesting of restricted stock units and performance share units	245	1	—	—	15	—	—	16
Stock-based compensation	—	—	—	—	634	—	—	634
Repurchase of common stock	—	—	(1,298)	(6,438)	—	—	—	(6,438)
Dividends	—	—	—	—	—	(1,259)	—	(1,259)
Balance, December 31, 2025	64,521	$1	(32,627)	$(54,315)	$8,356	$40,670	$(290)	$(5,578)

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$5,404	$5,882	$4,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	591	504
Provision for expected credit losses and chargebacks	416	412	330
Deferred income taxes	(516)	98	(478)
Net (gains) losses on equity securities	(46)	(63)	131
Stock-based compensation expense	617	599	530
Operating lease amortization	145	160	161
Unrealized foreign currency transaction losses (gains) related to Euro-denominated debt	1,428	(526)	163
Impairment	457	—	—
Amortization of debt discount and change in fair value of the conversion option related to the convertible senior notes	360	796	—
Other	(14)	7	5
Changes in assets and liabilities:
Accounts receivable	(730)	(506)	(1,330)
Prepaid expenses and other current assets	100	(12)	155
Deferred merchant bookings and other current liabilities	796	1,361	2,742
Other	369	(476)	142
Net cash provided by operating activities	9,409	8,323	7,344
INVESTING ACTIVITIES:
Purchase of investments	—	(33)	(12)
Proceeds from sale and maturity of investments	—	590	1,840
Additions to property and equipment	(322)	(429)	(345)
Other investing activities	9	1	3
Net cash (used in) provided by investing activities	(313)	129	1,486
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	3,681	4,836	1,893
Payments on maturity, redemption, and conversion of debt	(4,970)	(1,312)	(500)
Payments for repurchase of common stock	(6,440)	(6,509)	(10,377)
Dividends paid	(1,248)	(1,174)	—
Proceeds from exercise of stock options	15	14	134
Other financing activities	47	(59)	(59)
Net cash used in financing activities	(8,915)	(4,204)	(8,909)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	895	(190)	(37)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,076	4,058	(116)
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	16,193	12,135	12,251
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$17,269	$16,193	$12,135

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

Debt Securities
The Company classifies its investments in debt securities as available-for-sale securities and the aggregate unrealized gains and losses, if any, on available-for-sale debt securities, net of tax, are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

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

Goodwill and Intangible Assets
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

Contractual terms of debt arrangements, including embedded features such as conversion options, are evaluated and reassessed at each balance sheet date to determine whether they must be accounted for separately from the debt contract as derivative instruments under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. Embedded derivatives are measured at fair value, with changes in fair value recognized in the Consolidated Statements of Operations.

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

Advertising and Other Revenues
Advertising and other revenues are derived primarily from revenues earned by KAYAK and OpenTable. KAYAK recognizes revenue primarily by sending referrals to online travel companies ("OTCs") and travel service providers and from advertising placements on its platforms. Revenue related to referrals is recognized when a consumer clicks on a referral placement or upon completion of the travel. Revenue for advertising placements is recognized based upon when a consumer clicks on an advertisement or when KAYAK displays an advertisement. OpenTable recognizes revenues for restaurant reservation services (fees paid by restaurants when diners are seated through its online reservation service) and subscription fees for restaurant management services on a straight-line basis over the contractual period in accordance with how the service is provided. In addition, the Company's other brands generate revenues from advertising placements on their platforms.

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

Deferred Merchant Bookings
Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to travel service providers as well as the Company's estimated future revenues for its commission or margin and fees. The amounts are mostly subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date. The increase in the Deferred Merchant Booking balance during the year ended December 31, 2025 was principally due to the increase in business volumes.

Marketing Expenses
The Company's advertising expenses are reported in "Marketing expenses" in the Consolidated Statements of Operations. Marketing expenses consist of performance marketing expenses and brand marketing expenses. Performance marketing expenses are incurred primarily to drive customer traffic and generate bookings, consisting primarily of the costs of: (1) search engine keyword purchases; (2) affiliate programs; (3) referrals from meta-search websites; and (4) other performance-based marketing, including social media marketing. Brand marketing expenses are expenses incurred to build brand awareness over a specified time period, consisting primarily of television advertising and online video and display advertising (including the airing of the Company's television advertising online and social media channels), as well as other marketing expenses such as public relations and sponsorships. Performance and brand marketing expenses are generally recognized as incurred with the exception of advertising production costs, which are deferred and expensed the first time the advertisement is displayed or broadcast.

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

For a contingency that might result in a gain, substantially all uncertainties about its realization should be resolved before it is recognized in the financial statements. Recoveries of costs and losses incurred in the past and recorded in the financial statements are recognized when the recovery is probable, reasonably estimable, and there is direct linkage to the loss event.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Adopted

Improvements to Income Tax Disclosures
In fiscal 2025, the Company adopted the accounting standards update ("ASU") that requires additional disclosures on income taxes. See Note 15.

Other Recent Accounting Pronouncements

Scope Improvements for Interim Reporting
In December 2025, the Financial Accounting Standards Board ("FASB") issued an ASU mainly to improve the navigability of and provide additional guidance and clarifications on the required disclosures for interim reporting. The update is effective for interim financial statements beginning with interim periods in fiscal year 2028. The Company is currently evaluating the impact of the update to the Consolidated Financial Statements.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued an ASU to modernize the accounting for software costs accounted for under ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The update is effective for annual and interim financial statements beginning with the fiscal year 2028. The Company is currently evaluating the impact of the update to the Consolidated Financial Statements.

Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued an ASU to simplify the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606, Revenue from Contracts with Customers. The update provides a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The update is effective for annual and interim financial statements beginning with the fiscal year 2026. The Company is currently evaluating the impact of the update to the Consolidated Financial Statements, including the election of the practical expedient.

Expense Disaggregation Disclosures
In November 2024, the FASB issued an ASU that requires the Company to disclose additional information about certain expense categories in the notes to financial statements at interim and annual reporting periods. The update is effective for annual financial statements beginning with the fiscal year 2027 and interim financial statements in the fiscal year 2028 onwards. The Company is currently evaluating the impact of the update to the Consolidated Financial Statements.

3.    REVENUES

Revenues by Type of Service

Approximately 89% of the Company's revenues for the years ended December 31, 2025, 2024, and 2023, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each year. The majority of the Company's merchant revenues and substantially all of its agency revenues are from Booking.com's accommodation reservations.

Consumer Incentive Programs

At December 31, 2025 and 2024, liabilities of $78 million and $150 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets for incentives granted to consumers.

4.    STOCK-BASED COMPENSATION

At December 31, 2025, there were approximately 715,000 shares of common stock available for future grants under the 1999 Omnibus Plan, as amended and restated effective June 3, 2021, which is the primary stock compensation plan from which broad-based employee, non-employee director, and consultant equity awards may be made.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units, and stock options. Performance share units and restricted stock units are payable in shares of the Company's common stock upon vesting. The Company issues shares of its common stock upon the exercise of stock options. The tax benefit related to stock-based compensation was $61 million, $58 million, and $52 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Restricted stock units and performance share units granted by the Company during the years ended December 31, 2025, 2024, and 2023 had an aggregate grant-date fair value of $614 million, $635 million, and $586 million, respectively. Restricted stock units and performance share units that vested during the years ended December 31, 2025, 2024, and 2023 had an aggregate fair value at vesting of $1.2 billion, $778 million, and $459 million, respectively. At December 31, 2025, there was $703 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the activity in restricted stock units and performance share units for employees and non-employee directors during the year ended December 31, 2025:

	Restricted Stock Units		Performance Share Units
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2024	278,723	$2,994	200,154	$2,779
Granted	103,419	$4,958	20,113	$5,054
Vested	(148,431)	$2,807	(86,213)	$2,535
Performance shares adjustment (1)			24,256	$4,396
Forfeited	(19,682)	$3,824	(4,221)	$2,958
Unvested at December 31, 2025	214,029	$3,996	154,089	$3,462
(1)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.

Stock Options

At December 31, 2025 and 2024, the Company had 5,158 and 15,689 employee stock options outstanding and exercisable, with a weighted-average exercise price of $1,411 per share. The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $38 million, $24 million, and $124 million, respectively. No stock options were granted to the executive officers of the Company.

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type:

(In millions)	Cost	Gross Unrealized Gains / Upward Adjustments	Gross Unrealized Losses / Downward Adjustments	Carrying Value
December 31, 2025
Equity securities with readily determinable fair values	$715	$11	$(298)	$428
Equity securities of private entities	111	270	(227)	154
Total long-term investments	$826	$281	$(525)	$582
December 31, 2024
Equity securities with readily determinable fair values	$715	$—	$(324)	$391
Equity securities of private entities	111	259	(225)	145
Total long-term investments	$826	$259	$(549)	$536

Equity securities with readily determinable fair values include the Company's investments in Grab Holdings Limited ("Grab") and DiDi Global Inc. ("DiDi"), with fair values of $211 million and $207 million, respectively, at December 31, 2025 and $200 million and $179 million, respectively, at December 31, 2024. During the year ended December 31, 2023, the Company sold its entire investment in Meituan for $1.7 billion, resulting in a loss of $149 million included in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2023. The cost basis of the Company's investment in Meituan was $450 million. Equity securities with readily determinable fair values are included in "Long-term investments" in the Consolidated Balance Sheets.

The Company's investments in equity securities of private entities at December 31, 2025 and 2024, includes its investment in Yanolja Co., Ltd. ("Yanolja"). During the year ended December 31, 2023, the Company evaluated its investment in Yanolja for impairment and recognized an impairment charge of $24 million (see Note 6). At December 31, 2025 and 2024, the investment had an adjusted carrying value of $98 million.

6.    FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value are categorized below based on the level of inputs to the valuation techniques used to measure fair value (see Note 2):

(In millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit	$15,316	$—	$—	$15,316
Equity securities	428	—	—	428
Foreign currency exchange derivatives	—	47	—	47
LIABILITIES:
Foreign currency exchange derivatives	$—	$40	$—	$40
Nonrecurring fair value measurements
Investments in equity securities of private entities	$—	$30	$13	$43
Long-lived assets (1)	—	—	179	179
Goodwill (1)	—	—	203	203

December 31, 2024
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit	$14,926	$—	$—	$14,926
Equity securities	391	—	—	391
Foreign currency exchange derivatives	—	70	—	70
LIABILITIES:
Foreign currency exchange derivatives	$—	$93	$—	$93
Embedded derivative liability	—	1,300	—	1,300
(1)    Fair value measurement as of September 30, 2025. See Note 11 for additional information.

Investments

See Note 5 for additional information related to the Company's investments.

The Company's investments in privately-held entities are measured using Level 2 and 3 inputs, as appropriate. Fair values of these securities are estimated using a variety of valuation methodologies, including both the market and income approaches. The Company uses valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. The determination of the fair values of investments, where the Company is a minority shareholder and has access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee's expected growth rates and operating margin, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables.

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

See Note 12 for information on the embedded derivative liability related to the convertible senior notes that matured in May 2025.

As of December 31, 2025 and 2024, the Company did not designate any derivatives as hedges for accounting purposes. Gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash provided by operating activities" or "Net cash used in financing activities," as appropriate, in the Consolidated Statements of Cash Flows.

For the Company's foreign currency exchange derivatives outstanding as of December 31, 2025 and 2024, the notional amounts of the foreign currency purchases were $8.9 billion and $8.2 billion, respectively, and the notional amounts of the foreign currency sales were $6.0 billion and $5.5 billion, respectively. The notional amount of a foreign currency exchange derivative contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheet.

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Losses on foreign currency exchange derivatives	$(35)	$(156)	$(106)

Other Financial Assets and Liabilities

At December 31, 2025 and 2024, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 12 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at December 31, 2025 and 2024 includes receivables from customers of $2.1 billion and $2.0 billion, respectively, and receivables from payment processors and networks of $1.4 billion and $1.2 billion, respectively. The remaining balance principally relates to receivables from marketing affiliates. The Company's receivables are short-term in nature. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses. In addition, the Company had prepayments to certain accommodation travel service provider customers of $77 million and $49 million primarily included in "Prepaid expenses, net" in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables:

	Year Ended December 31,
(In millions)	2025	2024	2023
Balance, beginning of year	$146	$137	$117
Provision charged to earnings	195	222	169
Write-offs and other adjustments	(204)	(213)	(149)
Balance, end of year	$137	$146	$137

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

Common equivalent shares related to stock options, restricted stock units, and performance share units are calculated using the treasury stock method. Performance share units are included in the weighted-average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive. See Note 12 for information on the convertible senior notes that matured in May 2025. For periods prior to the date of the Company's irrevocable election to settle the conversion premium in cash, the Company used the if-converted method to calculate the dilutive effect of the convertible senior notes.

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Weighted-average number of basic common shares outstanding	32,452	33,622	36,140
Weighted-average dilutive stock options, restricted stock units, and performance share units	187	242	228
Assumed conversion of convertible senior notes	—	200	162
Weighted-average number of diluted common and common equivalent shares outstanding	32,639	34,064	36,530

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,		Estimated Useful Lives (years)
(In millions)	2025	2024
Capitalized software	$1,437	$1,249	1 to 7 years
Computer equipment	751	694	2 to 5 years
Leasehold improvements	202	216	Up to 15 years
Office equipment, furniture, and fixtures	60	65	2 to 10 years
Total	2,450	2,224
Less: Accumulated depreciation	(1,643)	(1,392)
Property and equipment, net	$807	$832

Depreciation expense was $419 million, $370 million, and $282 million for the years ended December 31, 2025, 2024, and 2023, respectively. Additions to capitalized software during the years ended December 31, 2025, 2024, and 2023 were $171 million, $212 million, and $229 million, respectively.

10.    LEASES

The Company has operating and finance leases for office space, data centers, and computer equipment.

The Company recognized the following related to its leases in the Consolidated Balance Sheets:

(In millions)	Classification in Consolidated Balance Sheets	December 31,
		2025	2024
Operating lease assets	Operating lease assets	$632	$559
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$115	$122
Non-current operating lease liabilities	Operating lease liabilities	557	483
Total operating lease liabilities		$672	$605

Finance lease assets	Property and equipment, net	$7	$35
Finance lease liabilities:
Current finance lease liabilities	Accrued expenses and other current liabilities	$6	$26
Non-current finance lease liabilities	Other long-term liabilities	—	7
Total finance lease liabilities		$6	$33

The weighted-average lease term and discount rate for leases are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	8.6 years	9.2 years
Finance leases	0.8 years	1.2 years
Weighted-average discount rate:
Operating leases	3.8%	3.9%
Finance leases	3.5%	3.5%

The Company recognized the following costs related to its leases in the Consolidated Statements of Operations:

		Year Ended December 31,
(In millions)	Classification in Consolidated Statements of Operations	2025	2024	2023
Operating lease cost	General and administrative and Information technology	$172	$174	$180
Variable lease cost	General and administrative and Information technology	78	78	82
Finance lease cost	Depreciation and amortization	26	37	28
Other		(2)	4	(4)
Total lease cost		$274	$293	$286

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174	$184	$172
Financing cash flows from finance leases	25	36	31
Operating lease assets obtained in exchange for new operating lease liabilities	167	75	200

During the year ended December 31, 2023, $44 million of finance lease assets were obtained in exchange for new finance lease liabilities.

"Operating lease amortization" presented in the operating activities section of the Consolidated Statements of Cash Flows reflects the portion of the operating lease cost from the amortization of the operating lease assets.

As of December 31, 2025, the future lease payments for operating leases are as follows:

(In millions)
2026	$137
2027	123
2028	97
2029	70
2030	60
Thereafter	305
Total future lease payments	792
Less: Imputed interest	(120)
Total operating lease liabilities	$672

11.    GOODWILL AND INTANGIBLE ASSETS

A substantial portion of the Company's intangible assets and goodwill as of December 31, 2025 relates to the acquisitions of OpenTable and Getaroom.

Goodwill

The changes in the balance of goodwill consist of the following:

	Year Ended December 31,
(In millions)	2025	2024
Balance, beginning of year	$2,799	$2,826
Impairment	(180)	—
Foreign currency translation adjustments	50	(27)
Balance, end of year (1)	$2,669	$2,799
(1)    The balance of goodwill as of December 31, 2025 and 2024 is stated net of cumulative impairment charges of $2.2 billion and $2.0 billion, respectively.

Intangible Assets

The Company's intangible assets consist of the following:

	December 31, 2025			December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Trade names	$1,294	$(711)	$583	$1,802	$(1,000)	$802	3 - 20 years
Supply and distribution agreements	960	(626)	334	1,377	(830)	547	3 - 20 years
Other intangible assets	327	(326)	1	326	(293)	33	Up to 20 years
Total intangible assets	$2,581	$(1,663)	$918	$3,505	$(2,123)	$1,382

Amortization expense for intangible assets was $204 million, $221 million, and $222 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The estimated future annual amortization expense for the Company's intangible assets at December 31, 2025 is as follows:

(In millions)
2026	$141
2027	131
2028	130
2029	121
2030	102
Thereafter	293

Impairment of Goodwill and Intangible Assets

As of September 30, 2025, the Company performed its annual goodwill impairment test. Except for the KAYAK reporting unit, the fair values of the Company's reporting units exceeded their respective carrying values.

For the KAYAK reporting unit's goodwill, the Company recognized an impairment charge of $180 million for the three months ended September 30, 2025, which is not tax-deductible, resulting in an adjusted carrying value of $203 million at September 30, 2025. In addition, for the KAYAK asset group's intangible assets (trade names and supply and distribution agreements), the Company recognized an impairment charge of $277 million for the three months ended September 30, 2025. The impairments were primarily driven by a reduction in the forecasted cash flows for KAYAK, reflecting its meta-search business being impacted by expected increases in customer acquisition costs. These impairment charges are recorded in "Impairment" in the Consolidated Statement of Operations.

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

Borrowings under the revolving credit facility will bear interest at a rate determined by reference to benchmark rates plus an applicable spread (ranging from 0% to 1.375%) based on the better of the Company's leverage or credit rating at the time of the borrowing. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate determined by reference to the Company's leverage or credit rating. At December 31, 2025 and 2024, there were no borrowings outstanding and $19 million and $26 million, respectively, of letters of credit issued under the revolving credit facility.

Outstanding Debt

Outstanding debt consists of the following:

	December 31, 2025		December 31, 2024
(In millions)	Outstanding Principal Amount	Carrying Value (1)	Outstanding Principal Amount	Carrying Value (1)
3.65% Senior Notes due March 2025 (2)	$—	$—	$500	$500
0.1% (€950 Million) Senior Notes due March 2025 (2)	—	—	984	984
0.75% Convertible Senior Notes due May 2025 (2)	—	—	784	261
4.625% Senior Notes due April 2030	—	—	1,500	1,494
3.6% Senior Notes due June 2026 (3)	1,000	1,000	1,000	999
4.0% (€750 Million) Senior Notes due November 2026 (3)	881	880	777	775
1.8% (€1 Billion) Senior Notes due March 2027	1,174	1,173	1,035	1,034
3.55% Senior Notes due March 2028	500	499	500	499
0.5% (€750 Million) Senior Notes due March 2028	881	879	777	774
3.625% (€500 Million) Senior Notes due November 2028	587	585	518	516
3.5% (€500 Million) Senior Notes due March 2029	587	585	518	516
4.25% (€750 Million) Senior Notes due May 2029	881	877	777	772
3.0% (€750 Million) Senior Notes due November 2030	881	876	—	—
3.125% (€500 Million) Senior Notes due May 2031	587	582	—	—
4.5% (€1 Billion) Senior Notes due November 2031	1,174	1,169	1,035	1,030
3.625% (€650 Million) Senior Notes due March 2032	764	760	673	669
3.25% (€600 Million) Senior Notes due November 2032	705	698	621	614
4.125% (€1.25 Billion) Senior Notes due May 2033	1,468	1,456	1,294	1,282
4.75% (€1 Billion) Senior Notes due November 2034	1,174	1,167	1,035	1,028
3.625% (€750 Million) Senior Notes due November 2035	881	867	—	—
3.75% (€850 Million) Senior Notes due March 2036	998	984	880	866
3.75% (€500 Million) Senior Notes due November 2037	587	584	518	514
4.125% (€750 Million) Senior Notes due May 2038	881	870	—	—
4.0% (€750 Million) Senior Notes due March 2044	881	865	777	762
3.875% (€700 Million) Senior Notes due March 2045	823	805	725	709
4.5% (€500 Million) Senior Notes due May 2046	587	575	—	—
Total outstanding debt	$18,882	$18,736	$17,228	$16,598
Short-term debt	$1,881	$1,880	$2,268	$1,745
Long-term debt	$17,001	$16,856	$14,960	$14,853
(1)    The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $146 million and $630 million as of December 31, 2025 and 2024, respectively.
(2)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2024.
(3)    Included in "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2025.

Fair Value of Debt

At December 31, 2025 and 2024, the fair value of outstanding debt was approximately $18.9 billion and $18.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 2). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period, as applicable. The fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2025 is primarily due to interest rate fluctuations. The fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2024 primarily relates to the conversion premium, which is the conversion value in excess of the principal amount, on the convertible senior notes that matured in May 2025.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The May 2025 Notes were convertible, subject to certain conditions, into the Company's common stock at a contractually determined conversion price. The May 2025 Notes were convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock was acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would have been required to make additional payments in the form of shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, note holders had the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes were not redeemable by the Company prior to maturity. The holders could have required the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes was payable on May 1 and November 1 of each year. Prior to November 2024, if the note holders exercised their option to convert, the Company delivered cash to repay the principal amount of the May 2025 Notes and had the option to deliver shares of the Company's common stock or cash, to satisfy the conversion premium. As of November 1, 2024, note holders were entitled to repayment of the principal amount of the May 2025 Notes in cash, and if they exercised their option to convert, the note holders were entitled to cash payment for the conversion premium, settled at maturity. Based on the closing sales prices of the Company's common stock for the prescribed measurement periods, the May 2025 Notes were convertible at the option of the holder starting the second calendar quarter of 2023 until November 1, 2024, when they became convertible regardless of the Company's stock price. The May 2025 Notes were classified as "Short-term debt" in the Consolidated Balance Sheet as of December 31, 2024. At December 31, 2024, the estimated fair value of the May 2025 Notes was $2.1 billion and was considered a "Level 2" fair value measurement (see Note 2). For the year ended December 31, 2023, the weighted-average effective interest rate related to the May 2025 Notes was 1.2%.

Upon issuance and subsequent balance sheet-date reassessments through September 30, 2024, the conversion option of the May 2025 Notes qualified for the equity scope exception under ASC 815, Derivatives and Hedging, because the Company had the option to deliver either cash or shares of the Company's common stock to satisfy the conversion premium. Under such exception, the conversion option was not required to be accounted for as a separate instrument. On November 1, 2024, the Company irrevocably elected to settle the conversion premium in cash. Upon that election, the conversion option no longer qualified for the exception and was deemed to be an embedded derivative which required bifurcation from the debt contract. Upon bifurcation of the conversion option, the Company recorded an embedded derivative liability at fair value of $1.2 billion, a debt discount reducing the carrying value of the May 2025 Notes to zero, and a loss of $428 million. The debt discount was amortized over the remaining term of the May 2025 Notes using the straight-line method. The fair value of the embedded derivative liability (considered a "Level 2" fair value measurement; see Note 2), was $1.3 billion at December 31, 2024 and is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. The unamortized debt discount and debt issuance costs was $523 million at December 31, 2024.

The Company recognized the following activity related to the conversion option of the May 2025 Notes in the Consolidated Statements of Operations:

(In millions)	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2025	2024
Change in fair value of the conversion option (1)	Other income (expense), net	$163	$(535)
Amortization of debt discount	Interest expense	(523)	(261)
Total charges		$(360)	$(796)
(1)    Includes loss on bifurcation for the year ended December 31, 2024.

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

Nonconvertible Senior Notes

The following table summarizes the information related to nonconvertible senior notes outstanding at December 31, 2025:

Nonconvertible Senior Notes	Date of Issuance	Effective Interest Rate (1)	Timing of Interest Payments
3.6% Senior Notes due June 2026	May 2016	3.70%	Semi-annually in June and December
4.0% Senior Notes due November 2026	November 2022	4.08%	Annually in November
1.8% Senior Notes due March 2027	March 2015	1.86%	Annually in March
3.55% Senior Notes due March 2028	August 2017	3.63%	Semi-annually in March and September
0.5% Senior Notes due March 2028	March 2021	0.63%	Annually in March
3.625% Senior Notes due November 2028	May 2023	3.74%	Annually in November
3.5% Senior Notes due March 2029	March 2024	3.61%	Annually in March
4.25% Senior Notes due May 2029	November 2022	4.35%	Annually in May
3.0% Senior Notes due November 2030	November 2025	3.13%	Annually in November
3.125% Senior Notes due May 2031	May 2025	3.32%	Annually in May
4.5% Senior Notes due November 2031	November 2022	4.57%	Annually in November
3.625% Senior Notes due March 2032	March 2024	3.71%	Annually in March
3.25% Senior Notes due November 2032	November 2024	3.41%	Annually in November
4.125% Senior Notes due May 2033	May 2023	4.26%	Annually in May
4.75% Senior Notes due November 2034	November 2022	4.81%	Annually in November
3.625% Senior Notes due November 2035	November 2025	3.82%	Annually in November
3.75% Senior Notes due March 2036	March 2024	3.92%	Annually in March
3.75% Senior Notes due November 2037	November 2024	3.81%	Annually in November
4.125% Senior Notes due May 2038	May 2025	4.25%	Annually in May
4.0% Senior Notes due March 2044	March 2024	4.15%	Annually in March
3.875% Senior Notes due March 2045	November 2024	4.03%	Annually in March
4.5% Senior Notes due May 2046	May 2025	4.66%	Annually in May
(1)    Represents the coupon interest rate adjusted for deferred debt issuance costs, premiums or discounts existing at the origination of the debt.

In 2025, 2024, and 2023, the Company issued senior notes with varying maturities for aggregate cash proceeds of $3.7 billion, $4.8 billion, and $1.9 billion, respectively. The proceeds from the issuance of these senior notes were used for general corporate purposes, including to repurchase shares of the Company's common stock and to redeem or repay outstanding indebtedness.

In 2025, the Company paid $1.5 billion on settlement of the exercise of the make-whole option to redeem the 4.625% Senior Notes due April 2030 and recognized a loss of $25 million on the early extinguishment of these notes, which is included in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2025. Also, in 2025, 2024, and 2023, the Company paid $1.5 billion, $1.1 billion, and $500 million on the maturity of the senior notes due March 2025, September 2024, and March 2023, respectively. In addition, the Company paid the applicable accrued and unpaid interest relating to these senior notes.

Interest expense related to nonconvertible senior notes consists primarily of coupon interest expense of $630 million, $527 million, and $409 million for the years ended December 31, 2025, 2024, and 2023, respectively. Debt discount and debt issuance costs for these notes are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.

Each of the Company's senior notes are unsecured and rank equally in right of payment with all of the Company's other senior unsecured notes.

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the years ended December 31, 2025 and 2024, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $1.8 billion to $4.8 billion and from $2.3 billion to $5.3 billion, respectively. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

13.    COMMON STOCK, TREASURY STOCK, AND DIVIDENDS

In the first quarter of 2025, the Company's Board of Directors (the "Board") authorized a program to repurchase up to $20 billion of the Company's common stock. At December 31, 2025, the Company had a total remaining authorization of $21.8 billion related to share repurchase programs authorized by the Board. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities:

	Year Ended December 31,
(In millions, except for shares, which are reflected in thousands)	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	1,191	$5,906	1,581	$6,104	3,660	$10,249
General authorization for shares withheld on stock award vesting	107	532	98	347	72	194
Total	1,298	$6,438	1,679	$6,451	3,732	$10,443

Stock repurchases of $20 million in December 2025 were settled in January 2026. Stock repurchases of $20 million in December 2024 were settled in January 2025. For the years ended December 31, 2025, 2024, and 2023, the Company remitted employee withholding taxes of $530 million, $345 million, and $194 million, respectively, to the tax authorities, which may differ from the aggregate cost of the shares withheld for taxes for each year due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Consolidated Statements of Cash Flows.

Excise tax obligations that result from the Company's share repurchases are accounted for as a cost of the treasury stock transaction. As of December 31, 2025 and 2024, the Company recorded estimated liabilities of $52 million and $56 million, respectively, related to excise taxes on share repurchases, which are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, the Company remitted excise taxes of $56 million and $96 million, respectively, to the tax authorities, which is included in financing activities in the Consolidated Statements of Cash Flows.

During 2024, the Board adopted a dividend policy pursuant to which the Company pays quarterly cash dividends on its common stock. Declaration of dividends will be subject to the Board's consideration of, among other things, the Company's financial performance, cash flows, capital needs, and liquidity. During the year ended December 31, 2025, the Board declared quarterly cash dividends of $9.60 per share of common stock and the Company paid $1.2 billion in total cash dividends. During the year ended December 31, 2024, the Board declared quarterly cash dividends of $8.75 per share of common stock and the Company paid $1.2 billion in total cash dividends. In February 2026, the Board declared a cash dividend of $10.50 per share of common stock, payable on March 31, 2026 to stockholders of record as of the close of business on March 6, 2026.

In January 2026, the Board approved a 25-to-1 stock split of the Company's authorized shares of common stock (the "Stock Split"), which will be effected April 2, 2026. The Company's Consolidated Financial Statements, including all share and per share data, do not reflect the impact of the Stock Split.

14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component:

(In millions)	Foreign currency translation adjustments					Other, net of tax	Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (1)		Total, net of tax
	Before tax	Tax (2)	Before tax	Tax
Balance, December 31, 2022	$(579)	$93	$310	$(81)	$(257)	$(10)	$(267)
Other comprehensive income (loss) ("OCI") for the period	42	1	(139)	33	(63)	7	(56)
Balance, December 31, 2023	$(537)	$94	$171	$(48)	$(320)	$(3)	$(323)
OCI for the period	(232)	36	185	(44)	(55)	3	(52)
Balance, December 31, 2024	$(769)	$130	$356	$(92)	$(375)	$—	$(375)
OCI for the period	426	(80)	(341)	80	85	—	85
Balance, December 31, 2025	$(343)	$50	$15	$(12)	$(290)	$—	$(290)
(1)    Includes foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries and previously settled derivatives that were designated as net investment hedges (see Notes 2 and 12).
(2)    The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the Tax Act.

15.    INCOME TAXES

The composition of pre-tax income (loss) is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
International	$9,493	$8,029	$6,119
U.S.	(2,661)	(737)	(638)
Total	$6,832	$7,292	$5,481

Provision for Income Taxes

The composition of income tax expense is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Current income tax expense (benefit):
International	$1,856	$1,545	$1,371
U.S. Federal	42	(235)	291
U.S. State	46	2	8
Current income tax expense	1,944	1,312	1,670
Deferred income tax (benefit) expense:
International	(48)	25	(47)
U.S. Federal	(413)	51	(411)
U.S. State	(55)	22	(20)
Deferred income tax (benefit) expense	(516)	98	(478)
Income tax expense (benefit):
International	1,808	1,570	1,324
U.S. Federal	(371)	(184)	(120)
U.S. State	(9)	24	(12)
Income tax expense	$1,428	$1,410	$1,192

Income tax liabilities of $928 million and $905 million are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.

The following table summarizes cash paid for income taxes, net of refunds received, by jurisdiction:

	Year Ended December 31,
(In millions)	2025	2024	2023
Foreign jurisdictions:
Netherlands	$1,700	$1,499	$1,122
France (1)			172
Other foreign jurisdictions	223	177	112
Total Foreign jurisdictions	1,923	1,676	1,406
U.S. Federal	322	236	360
U.S. State	34	20	23
Cash paid for taxes, net of refunds received	$2,279	$1,932	$1,789
(1)    The cash paid for income taxes, net of refunds received, for the years ended December 31, 2025 and 2024 do not meet the 5% disaggregation threshold.

U.S. Tax Reform

In December 2017, the Tax Act was enacted into law in the U.S. The Tax Act made significant changes to U.S. federal tax law, including a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years. In 2024, the Company reduced its income tax expense that was recorded during the year ended December 31, 2018 by $416 million relating to its federal one-time deemed repatriation liability. The reduction in expense resulted from a 2024 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner. Under the Tax Act, the Company's future cash generated by the Company's international operations can generally be repatriated without further U.S. federal income tax, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by the Company. The Tax Act also introduced in 2018 a tax on 50% of GILTI and a base erosion and anti-abuse tax. The Company has adopted an accounting policy to treat taxes on GILTI as period costs.

In July 2025, the One Big Beautiful Bill Act (the "BBB Act") was enacted into law in the United States. The BBB Act made changes to certain international, foreign tax credit, and domestic tax provisions in the United States effective in 2025 and 2026. There was not a significant impact to the Company's income tax expense or effective tax rate for the year ended December 31, 2025 as a result of the BBB Act.

Several countries outside the U.S. have adopted rules, effective January 1, 2024, that impose a 15% minimum global tax. This is in response to the framework set forth by the Organisation for Economic Co-operation and Development with respect to its base erosion and profit shifting project. The impact of these rules has been reflected in the Company's 2025 and 2024 income tax expense.

Deferred Income Taxes

The Company utilized $309 million of its U.S. NOLs to reduce its U.S. federal tax liability for the deemed repatriation tax. After utilization of available NOLs, at December 31, 2025, the Company had U.S. federal NOLs of $464 million, the majority of which do not have an expiration date, and U.S. state NOLs of $382 million, which mainly begin to expire in years ending December 31, 2032 and forward. In addition, at December 31, 2025, the Company had $894 million of non-U.S. NOLs, the majority of which do not have an expiration date, and $54 million of U.S. research tax credit and foreign tax credit carryforwards available to reduce future tax liabilities.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
(In millions)	2025	2024
Deferred tax assets:
Net operating loss carryforward — U.S.	$116	$117
Net operating loss carryforward — International	169	156
Accrued expenses	97	83
Stock-based compensation	62	55
Unrealized losses on investments	56	67
Foreign currency translation adjustments	14	103
Tax credits	50	45
Euro-denominated debt	299	—
Operating lease liabilities	15	22
Property and equipment	295	234
Embedded derivative liability	—	123
Total deferred tax assets	1,173	1,005
Valuation allowance on deferred tax assets	(126)	(111)
Deferred tax assets, net	1,047	894
Deferred tax liabilities:
Debt discount on convertible notes	—	(123)
Intangible assets and other	(19)	(110)
Euro-denominated debt	—	(144)
Operating lease assets	(14)	(22)
Installment sale liability	(82)	(118)
Other	(9)	(4)
Deferred tax liabilities	(124)	(521)
Net deferred tax assets (1)	$923	$373
(1)    Includes deferred tax assets of $940 million and $662 million at December 31, 2025 and 2024, respectively, included in "Other assets, net" in the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets at December 31, 2025 includes $39 million related to international operations and $87 million primarily related to certain unrealized losses on equity securities. The valuation allowance on deferred tax assets at December 31, 2024 includes $31 million related to international operations and $80 million primarily related to certain unrealized losses on equity securities. The increase in the valuation allowance is primarily related to certain state deferred tax assets.

The Company does not intend to indefinitely reinvest its international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as GILTI.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings is generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the years ended December 31, 2025, 2024, and 2023 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate ("ETR") of the Company is different from the amount computed using the expected U.S. statutory federal rate of 21% as a result of the following items:

	Year Ended December 31,
	2025		2024		2023
(In millions, except for percentages)	Amount	ETR Impact	Amount	ETR Impact	Amount	ETR Impact
Income tax expense at federal statutory rate	$1,435	21.0%	$1,531	21.0%	$1,151	21.0%
Adjustment due to:
State tax (1)	(18)	(0.3)%	—	—%	(7)	(0.1)%
Foreign Tax Effects:
Netherlands:
Tax rate differential	432	6.3%	354	4.9%	291	5.3%
Innovation box	(747)	(10.9)%	(607)	(8.3)%	(544)	(9.9)%
Fines and penalties	—	—%	—	—%	144	2.6%
Stock-based compensation	78	1.1%	71	1.0%	57	1.0%
Other	4	0.1%	6	0.1%	9	0.2%
Other foreign jurisdictions	49	0.7%	59	0.8%	73	1.3%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws:
Tax Act - U.S. transition tax	—	—%	(416)	(5.7)%	1	—%
GILTI - Federal	90	1.3%	82	1.1%	24	0.4%
Other	(1)	—%	(3)	—%	4	0.1%
Tax Credits	(13)	(0.2)%	(10)	(0.1)%	(18)	(0.3)%
Valuation allowance	(3)	—%	(6)	(0.1)%	(3)	—%
Nondeductible items:
Loss related to the conversion option on convertible senior notes	76	1.1%	167	2.3%	—	—%
Other	28	0.4%	(8)	(0.1)%	(4)	(0.1)%
Uncertain tax position	18	0.3%	190	2.6%	14	0.3%
Income tax expense	$1,428	20.9%	$1,410	19.3%	$1,192	21.8%
(1)    For the tax year ended December 31, 2025, state taxes in Connecticut and New York made up the majority (greater than 50 percent) of the tax effect in this category. For the tax year ended December 31, 2023, state taxes in Connecticut made up the majority (greater than 50 percent) of the tax effect in this category.

Uncertain Tax Positions

The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
(In millions)	2025	2024	2023
Unrecognized tax benefit — January 1	$260	$67	$184
Gross increases — tax positions in current period	10	5	16
Gross increases — tax positions in prior periods	15	193	22
Gross decreases — tax positions in prior periods	(9)	(4)	(5)
Reduction due to lapse in statute of limitations	(3)	—	(3)
Reduction due to settlements during the current period	(23)	(1)	(147)
Unrecognized tax benefit — December 31	$250	$260	$67

The decrease in unrecognized tax benefits during the year ended December 31, 2025 primarily relates to the settlement by Booking.com of certain Italian tax matters (see Note 16). The majority of unrecognized tax benefits are included in "Other assets, net" in the Consolidated Balance Sheet as of December 31, 2025. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate are $243 million as of December 31, 2025. As of December 31, 2025 and 2024, total gross interest and penalties accrued was $7 million and $6 million, respectively. See Note 16 for more information regarding tax contingencies.

The Company's major taxing jurisdictions include: the Netherlands, U.S., Singapore, and the United Kingdom (the "UK"). The statutes of limitations that remain open related to these major tax jurisdictions are: the Company's Netherlands returns for 2020 and forward, U.S. federal returns for 2018, as well as 2022 and forward, Singapore returns from 2021 and forward, and UK returns for 2022 and forward.

16.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

The Company is and has been the subject of investigations or inquiries by national competition authorities and other authorities regarding competition law matters, consumer protection issues, and other areas, such as with respect to the scope of its contractual parity provisions with accommodation providers, pricing tools or programs offered to partners, or the ranking criteria used in displaying results to consumers, and from time to time has made commitments regarding future business practices or activities. For example, the Company has previously made voluntary commitments related to showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings, and adjusting how discounts and statements concerning popularity or availability are shown. Some investigations have resulted in fines and the Company could incur additional fines and/or be restricted in certain of its business practices in the future. To the extent that investigations or inquiries result in additional commitments, fines, damages, or other remedies or changes to its business, the Company's business, financial condition, and results of operations could be harmed.

In 2024, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") imposed a fine and restricted certain of Booking.com's business practices such as those relating to contractual parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to customers. Booking.com does not agree with the rationale stated in the decision and the restrictions imposed, and has filed an appeal. In February 2025, the Spanish National Court ruled that the CNMC decision, including payment of the fine, is suspended pending the outcome of the appeal. The CNMC and certain third parties have sought to clarify the scope of the court's ruling, including its suspensory effect. Although the Company disagrees with the rationale stated in the CNMC decision, it recorded a liability for this matter with $485 million included in "Other long-term liabilities" in the Consolidated Balance Sheet as of December 31, 2025 and $428 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2024. The Company accrued a loss of $530 million during the year ended December 31, 2023 (reflecting the initial fine amount in the CNMC's draft decision). During the year ended December 31, 2024, to align with the CNMC's reduced final fine, the Company recorded a decrease of $78 million in its accrual. The initial accrual and subsequent decrease are reflected in "General and administrative" expenses in the Consolidated Statements of Operations.

In 2017, the Swiss Price Surveillance Office (the "Swiss PSO") opened an investigation into the level of commissions of Booking.com in Switzerland. In 2025, Booking.com received a negative decision ordering a reduction of its average commission level for hotels located in Switzerland, which Booking.com disagrees with and has appealed. The Swiss PSO order is suspended pending the outcome of the appeal, and the ordered reduction in commissions would only be effective for a three-year period after a negative final judgment. The French Directorate General for Competition Policy, Consumer Affairs, and Fraud Control ("DGCCRF") opened separate investigations into Booking.com and Agoda relating to certain business practices. Booking.com has taken the steps to comply with the DGCCRF's final order to change certain of its business practices. Agoda received a draft decision, which it has responded to, and its discussions with the DGCCRF are ongoing. In June 2025, the Hellenic Competition Commission (in Greece) opened a formal investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies and discussions with that Commission are ongoing. In August 2025, the Hungarian Competition Authority opened an investigation into whether certain practices by Booking.com may mislead consumers and Booking.com continues to respond to the Authority's requests. If any of the investigations were to find that the Company's practices violated the respective laws, or as part of a negotiated resolution, the Company may face significant fines, restrictions on its business practices, follow-on investigations or litigation, and/or be required to make other commitments.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation, judgments, or issues have in the past resulted in and could in the future result in private litigation. The Company is currently involved in such litigation and/or aware of such potential litigation. For example, German hotels have also filed parity-related claims against Booking.com and that litigation is ongoing. Additionally, various hotel associations have promoted potential class actions on behalf of European hotels against Booking.com relating to the historical use of contractual parity provisions and law firms, including in Spain, France, and the UK, are promoting similar potential claims in those jurisdictions. In the Netherlands, two Dutch foundations recently filed such claims on behalf of European hotels and consumers, respectively, with the consumer claim further alleging that Booking.com and Agoda employed misleading practices. The Company has defended against and intends to continue to defend itself against such claims. However, class action litigation can be time-consuming, costly, and unpredictable, regardless of merit, and there may be evolving jurisprudence and less experience with such matters in certain of the markets where the Company is or may be involved in such litigation, making outcomes less certain and harder to forecast. If the Company were to be found liable, it could result in, among other things, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

Between December 2018 and August 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary totaling approximately $295 million for the tax years 2013 through 2018, asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a mutual agreement procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and the Italian tax authorities subsequently approved the inclusion of the tax years 2014 through 2018 in the MAP. As of December 31, 2025, the Company made prepayments of $87 million to the Italian tax authorities to forestall collection enforcement pending the appeal phase of the case. In April 2025, the Company was notified of a MAP resolution for the 2013 through 2018 tax years that resulted in additional Italian income taxes of $23 million and the Company formally accepted the results of the MAP in May 2025. This amount was reflected in unrecognized tax benefits as of December 31, 2024. The Company is entitled to a refund of the remaining portion of its tax prepayment. The tax resulting from the MAP is partially offset by a tax benefit of $10 million relating to Netherlands income tax.

In June 2024, the Guardia di Finanza ("GdF") of Rome issued a tax audit report to Booking.com, proposing a tax assessment to the Italian Tax Authorities ("ITA"). The GdF alleged that a 2017 law (the "STR Law") obliged Booking.com to withhold and remit 21% of the total transaction value for the income tax liabilities of certain short-term rental partners in Italy for the period under audit. While the Company believes that Booking.com has been and continues to be in compliance with Italian tax laws, in November 2024, the Company entered into a settlement agreement with the ITA without admitting liability and paid $332 million to resolve the matter. The settlement is reflected in "General and administrative" expenses in the Consolidated Statement of Operations for the year ended December 31, 2024.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme it historically participated in. BPF instituted legal proceedings against Booking.com B.V. (which were continued by BPF's legal successor, Pension Fund PGB ("PGB")) and, in January 2024, a Dutch Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the PGB with retroactive effect to 1999. Although the Company disagreed with and appealed the decision, it accrued losses of $276 million and $77 million for the years ended December 31, 2023 and 2024, respectively, included in "Personnel" expenses in the Consolidated Statements of Operations. The corresponding liability is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet as of December 31, 2024. After a final ruling by the Dutch Supreme Court in March 2025, Booking.com B.V. changed its pension scheme going forward and with retroactive effect to 1999, in line with the outcome of the litigation and arrangement with PGB. During the year ended December 31, 2025, the Company paid $136 million to settle the pension liability as of December 31, 2024, reflecting the arrangement with PGB that became effective during the period. The impact of the reduction in the pension liability from December 31, 2024 of $176 million is recorded in "Personnel" expenses in the Consolidated Statement of Operations for the year ended December 31, 2025. There may be additional claims with respect to the eligibility of certain employees in scope of the scheme, which may result in additional costs.

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

In February 2026, the Company entered into favorable settlement agreements to resolve litigation matters in which it was a plaintiff, for which it expects to receive a benefit of approximately $90 million in the first quarter of 2026, upon completion of various conditions.

The Company accrues for certain other legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

Other Contractual Obligations and Contingencies

The Company had $874 million and $650 million of standby letters of credit and bank guarantees issued on its behalf as of December 31, 2025 and 2024, respectively, including those issued under the revolving credit facility (see Note 12). These were obtained primarily in connection with certain of the litigation matters disclosed above and for regulatory purposes.

Booking.com facilitates the provision of partner liability insurance underwritten by third-party insurance providers, to protect certain alternative accommodation partners against liability claims and lawsuits for bodily injury or property damage that occur during a stay. While this partner liability insurance program, if applicable to the claim, provides coverage up to $1 million per occurrence (subject to limitations and exclusions), the Company retains certain potential financial risks and could be required to pay amounts in excess of policy limit.

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

	Year Ended December 31,
(In millions)	2025	2024	2023
Total revenues	$26,917	$23,739	$21,365
Marketing expenses	8,186	7,278	6,773
Sales and other expenses	3,453	3,104	2,744
Personnel expenses	3,321	3,133	2,818
Other segment items	2,105	2,045	2,010
Segment Adjusted EBITDA less Capex	$9,852	$8,179	$7,020

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

The following table presents the reconciliation of the Company's segment Adjusted EBITDA less Capex to Income before income taxes:

	Year Ended December 31,
(In millions)	2025	2024	2023
Segment Adjusted EBITDA less Capex	$9,852	$8,179	$7,020
Additions to property and equipment	350	445	395
Adjustments related to the Netherlands pension fund matter (1)	123	—	(276)
Adjustments related to fine imposed by the Spanish Competition authority (1)	—	78	(530)
Impact of certain indirect tax matters (1)	(45)	(337)	(62)
Termination fee related to an acquisition agreement (2)	—	—	(90)
Depreciation and amortization (3)	(623)	(591)	(504)
Impairment (3) (4)	(457)	—	—
Transformation costs (5)	(203)	(34)	—
Interest expense (3)	(1,617)	(1,295)	(897)
Interest and dividend income (3)	921	1,114	1,020
Net gains (losses) on equity securities (6)	37	63	(131)
Foreign currency transaction (losses) gains on the remeasurement of certain Euro-denominated debt and accrued interest and gains on debt-related foreign currency derivative instruments (6)	(1,380)	539	(163)
Loss on early extinguishment of debt (7)	(25)	—	—
Change in fair value of the conversion option related to the convertible senior notes (7)	163	(535)	—
Other (8)	(264)	(334)	(301)
Income before income taxes	$6,832	$7,292	$5,481
(1)    See Note 16 for additional information.
(2)    See Note 21 for additional information.
(3)    See Consolidated Statements of Operations.
(4)    See Note 11 for additional information.
(5)    See Note 20 for additional information.
(6)    See Note 18 for additional information.
(7)    See Note 12 for additional information.
(8)    Primarily consists of the expenses of corporate headquarters and certain other functional departments.

Stock-based compensation included in the determination of segment Adjusted EBITDA less Capex was $553 million, $522 million, and $447 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Geographic Information

The Company's revenues from its businesses outside of the U.S. consist of the results of Booking.com and Agoda in their entirety and the results of the KAYAK and OpenTable businesses located outside of the U.S. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the U.S. is part of the results of the Company's businesses outside of the U.S. The Company's geographic information on revenues for the years ended December 31, 2025, 2024, and 2023 is as follows:

(In millions)	U.S.	Outside of the U.S. (1)	Total Company
December 31, 2025	$2,579	$24,338	$26,917
December 31, 2024	2,485	21,254	23,739
December 31, 2023	2,327	19,038	21,365
(1)    Includes $21.7 billion, $18.6 billion, and $17.0 billion for the years ended December 31, 2025, 2024, and 2023, respectively, attributed to an entity domiciled in the Netherlands.

The following table presents information on the Company's property and equipment (excluding capitalized software) and operating lease assets based on location of the assets at December 31, 2025 and 2024:

	U.S.	Outside of the U.S.			Total Company
(In millions)		The Netherlands	United Kingdom	Other
December 31, 2025	$110	$447	$131	$332	$1,020
December 31, 2024	129	405	168	243	945

18.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net included the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Foreign currency transaction (losses) gains (1)	$(1,491)	$383	$(348)
Change in fair value of the conversion option related to the convertible senior notes (2)	163	(535)	—
Net gains (losses) on equity securities (3)	46	63	(131)
Other	(15)	7	2
Other income (expense), net	$(1,297)	$(82)	$(477)
(1)    Foreign currency transaction (losses) gains include losses of $1.4 billion, gains of $526 million, and losses of $163 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 12). Foreign currency transaction (losses) gains also include losses related to derivative contracts (see Note 6).
(2)    See Note 12 for additional information.
(3)    See Note 5 for additional information.

19.    SUPPLEMENTAL CASH FLOW INFORMATION

As of December 31, 2025 and 2024, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows due to restricted cash and cash equivalents of $66 million and $29 million, respectively, which are included in "Other current assets" in the Consolidated Balance Sheets. As of December 31, 2025, the restricted cash balances are primarily related to certain cash payments received from travelers on behalf of travel service providers.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $60 million, $55 million, and $50 million for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 13 for additional information on noncash financing activity related to the excise tax on share repurchases.

During the years ended December 31, 2025, 2024, and 2023, the Company made interest payments of $1.1 billion, $953 million, and $842 million, respectively. See Note 15 for information on cash paid for income taxes.

20.    TRANSFORMATION COSTS

In the fourth quarter of 2024, the Company began the implementation of the organizational changes to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving its offering to travelers and partners, and better position the Company for the long term (the "Transformation Program"). The Company currently expects that the restructuring costs and accelerated investments related to the Transformation Program will largely be incurred by the end of 2026 and anticipates these costs to primarily relate to expected and ongoing workforce reductions, technology investments, and professional fees.

Transformation Program related costs are recorded in "Transformation costs" in the Consolidated Statements of Operations. For the year ended December 31, 2025, Transformation costs include employee termination benefits of $117 million and professional fees of $82 million. For the year ended December 31, 2024, Transformation costs primarily consisted of professional fees.

21.    OTHER

Terminated Acquisition

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group. The completion of the acquisition was subject to certain closing conditions, including regulatory approvals. In September 2023, the European Commission announced its decision to prohibit the acquisition and consequently a termination fee of $90 million was paid by the Company in October 2023 and is recorded in "General and administrative" expenses in the Consolidated Statement of Operations for the year ended December 31, 2023.

Benefit Plans

The Company maintains a defined contribution 401(k) savings plan covering certain U.S. employees and participates in certain defined contribution plans outside of the U.S. for which it provides contributions for eligible employees. The Company's expenses related to the defined contribution plans during the years ended December 31, 2025, 2024, and 2023 were $80 million, $59 million, and $55 million, respectively. In addition, see Note 16 for information related to the Netherlands pension fund matter, including changes in accruals.

Accrued expenses and other current liabilities

Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets at December 31, 2025 and 2024 are accrued liabilities of $753 million and $597 million, respectively, related to marketing expenses and $775 million and $611 million, respectively, related to personnel expenses. In addition, "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet at December 31, 2024 include accruals related to the Netherlands pension fund matter (see Note 16).

Booking Holdings Inc.
Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.)
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,007	$4,173
Receivables from subsidiaries	292	296
Other current assets	25	18
Total current assets	4,324	4,487
Loans receivable from subsidiaries	699	982
Investment in subsidiaries	9,733	10,586
Other assets	340	52
Total assets	$15,096	$16,107
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Payables to subsidiaries	$29	$23
Accrued expenses and other current liabilities	462	1,674
Short-term debt	1,880	1,745
Total current liabilities	2,371	3,442
Loans payable to subsidiaries	1,390	1,533
Other long-term liabilities	57	299
Long-term debt	16,856	14,853
Total liabilities	20,674	20,127
Commitments and contingencies
Total stockholders' deficit	(5,578)	(4,020)
Total liabilities and stockholders' deficit	$15,096	$16,107

See Notes to Condensed Financial Statements.

Booking Holdings Inc.
Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Operating expenses	288	341	299
Operating loss	(288)	(341)	(299)
Income from subsidiaries	64	—	—
Interest expense	(1,227)	(880)	(495)
Interest and dividend income	181	200	166
Other income (expense), net	(1,241)	4	(166)
Equity in earnings (losses) of subsidiaries, net of tax	7,483	7,061	5,074
Income before income taxes	4,972	6,044	4,280
Income tax (benefit) expense	(432)	162	(9)
Net income	$5,404	$5,882	$4,289
Other comprehensive income (loss), net of tax	85	(52)	(56)
Comprehensive income	$5,489	$5,830	$4,233

See Notes to Condensed Financial Statements

Booking Holdings Inc.
Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net cash provided by operating activities	$6,733	$6,414	$6,464
INVESTING ACTIVITIES:
Dividends received	380	139	107
Other investing activities	297	(37)	(128)
Net cash provided by (used in) investing activities	677	102	(21)
FINANCING ACTIVITIES:
Loans from subsidiaries	1,352	104	91
Proceeds from the issuance of long-term debt	3,681	4,836	1,893
Payments on maturity, redemption, and conversion of debt	(4,970)	(1,312)	(500)
Payments for repurchase of common stock	(6,440)	(6,509)	(10,377)
Dividends paid	(1,248)	(1,174)	—
Proceeds from exercise of stock options	15	14	134
Other financing activities	34	(54)	(42)
Net cash used in financing activities	(7,576)	(4,095)	(8,801)
Net (decrease) increase in cash and cash equivalents	(166)	2,421	(2,358)
Total cash and cash equivalents, beginning of period	4,173	1,752	4,110
Total cash and cash equivalents, end of period	$4,007	$4,173	$1,752

See Notes to Condensed Financial Statements.

Booking Holdings Inc.
Schedule I - Condensed Financial Information of Parent (Booking Holdings Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
These condensed parent company-only financial statements of Booking Holdings Inc. (the "Parent") are prepared on a "parent company-only" basis and have been derived from and should be read in conjunction with the consolidated financial statements and related notes of Booking Holdings Inc. and subsidiaries included in Part IV, Item 15 of this Annual Report on Form 10-K (the "Consolidated Financial Statements"). Under a parent company-only presentation, investments in the parent's subsidiaries are accounted for under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

2. DEBT
See Note 12 to the Consolidated Financial Statements for additional information on the Parent's revolving credit facility and outstanding debt.

3. DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to the Parent by the subsidiaries were $7.9 billion, $7.2 billion, and $7.3 billion for the years ended December 31, 2025, 2024, and 2023, respectively, and are classified within "Net cash provided by operating activities" or "Net cash provided by (used in) investing activities," as appropriate, in the Condensed Statements of Cash Flows.
Noncash dividends to the Parent from subsidiaries were $1.6 billion for the year ended December 31, 2025.

4. GUARANTEES
The Parent had $809 million and $721 million of guarantees issued on behalf of the Parent's subsidiaries as of December 31, 2025 and 2024, respectively, which are primarily related to arrangements with payment processors and networks.