Form 10-Q
period 2026-03-31
Booking Holdings Inc.
filed 2026-04-28
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at April 20, 2026:

Common Stock, par value $0.008 per share	774,878,436
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended March 31, 2026

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,024	$17,203
Accounts receivable, net (Allowance for expected credit losses of $145 and $137, respectively)	3,520	3,820
Prepaid expenses, net	619	611
Other current assets	771	630
Total current assets	20,934	22,264
Property and equipment, net	784	807
Operating lease assets	607	632
Intangible assets, net	882	918
Goodwill	2,662	2,669
Long-term investments	473	582
Other assets, net	1,378	1,392
Total assets	$27,720	$29,264
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,131	$5,094
Accrued expenses and other current liabilities	4,476	4,454
Deferred merchant bookings	8,189	5,270
Short-term debt	3,015	1,880
Total current liabilities	19,811	16,698
Operating lease liabilities	530	557
Other long-term liabilities	705	731
Long-term debt	15,398	16,856
Total liabilities	36,444	34,842
Commitments and contingencies (see Note 13)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 25,000 Issued shares: 1,618 and 1,613, respectively	13	13
Treasury stock: 838 and 816 shares, respectively	(58,337)	(54,315)
Additional paid-in capital	8,490	8,344
Retained earnings	41,420	40,670
Accumulated other comprehensive loss	(310)	(290)
Total stockholders' deficit	(8,724)	(5,578)
Total liabilities and stockholders' deficit	$27,720	$29,264

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Merchant revenues	$3,698	$2,918
Agency revenues	1,528	1,564
Advertising and other revenues	306	280
Total revenues	5,532	4,762
Operating expenses:
Marketing expenses	2,068	1,777
Sales and other expenses	804	702
Personnel, including stock-based compensation of $141 and $142, respectively	893	693
General and administrative	100	142
Information technology	240	200
Depreciation and amortization	131	154
Transformation costs	25	32
Total operating expenses	4,261	3,700
Operating income	1,271	1,062
Interest expense	(253)	(649)
Interest and dividend income	187	241
Other income (expense), net	194	(258)
Income before income taxes	1,399	396
Income tax expense	316	63
Net income	$1,083	$333
Net income applicable to common stockholders per basic common share	$1.37	$0.41
Weighted-average number of basic common shares outstanding	790	821
Net income applicable to common stockholders per diluted common share	$1.36	$0.40
Weighted-average number of diluted common shares outstanding	794	827

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$1,083	$333
Other comprehensive loss, net of tax (1)	(20)	(12)
Comprehensive income	$1,063	$321
(1)    Consists of foreign currency translation adjustments (see Note 12).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2026
Balance, December 31, 2025	1,613	$13	(816)	$(54,315)	$8,344	$40,670	$(290)	$(5,578)
Net income	—	—	—	—	—	1,083	—	1,083
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20)	(20)
Exercise of stock options and vesting of restricted stock units and performance share units	5	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	146	—	—	146
Repurchase of common stock	—	—	(22)	(4,022)	—	—	—	(4,022)
Dividends	—	—	—	—	—	(333)	—	(333)
Balance, March 31, 2026	1,618	$13	(838)	$(58,337)	$8,490	$41,420	$(310)	$(8,724)

Three Months Ended March 31, 2025
Balance, December 31, 2024	1,607	$12	(783)	$(47,877)	$7,695	$36,525	$(375)	$(4,020)
Net income	—	—	—	—	—	333	—	333
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12)	(12)
Exercise of stock options and vesting of restricted stock units and performance share units	6	1	—	—	12	—	—	13
Stock-based compensation	—	—	—	—	147	—	—	147
Repurchase of common stock	—	—	(12)	(2,254)	—	—	—	(2,254)
Dividends	—	—	—	—	—	(319)	—	(319)
Balance, March 31, 2025	1,613	$13	(795)	$(50,131)	$7,854	$36,539	$(387)	$(6,112)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$1,083	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	154
Provision for expected credit losses and chargebacks	110	89
Deferred income taxes	54	(144)
Net losses (gains) on equity securities	110	(2)
Stock-based compensation expense	141	143
Operating lease amortization	32	30
Unrealized foreign currency transaction (gains) losses related to Euro-denominated debt	(333)	437
Amortization of debt discount and change in fair value of the conversion option related to the convertible senior notes	—	234
Other	5	(42)
Changes in assets and liabilities:
Accounts receivable	155	(99)
Prepaid expenses and other current assets	(66)	84
Deferred merchant bookings and other current liabilities	1,827	1,903
Other	(34)	163
Net cash provided by operating activities	3,215	3,283
INVESTING ACTIVITIES:
Additions to property and equipment	(107)	(121)
Other investing activities	—	3
Net cash used in investing activities	(107)	(118)
FINANCING ACTIVITIES:
Payments on maturity of debt	—	(1,530)
Payments for repurchase of common stock	(3,770)	(2,170)
Dividends paid	(343)	(319)
Other financing activities	87	52
Net cash used in financing activities	(4,026)	(3,967)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(168)	222
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(1,086)	(580)
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	17,269	16,193
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$16,183	$15,613

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.    BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by U.S. GAAP for annual financial statements. These Unaudited Consolidated Financial Statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Stock Split

On April 2, 2026, the Company effected the 25-for-1 stock split of its common stock (the "Stock Split") with a proportionate increase in the number of shares of authorized common stock, as approved by the Company's Board of Directors (the "Board") in January 2026. The shares of common stock retained their par value of $0.008. All share and per share information has been retroactively adjusted to reflect the Stock Split.

Recent Accounting Pronouncements

See "Recent Accounting Pronouncements Adopted" and "Other Recent Accounting Pronouncements" in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the Financial Accounting Standards Board issued an Accounting Standards Update to simplify the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. The update provides a practical expedient when estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. In the first quarter of 2026, the Company adopted the practical expedient and it did not have a material impact to its Consolidated Financial Statements.

2.    REVENUES

Revenues by Type of Service

Approximately 89% and 88% of the Company's revenues for the three months ended March 31, 2026 and 2025, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

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

3.    STOCK-BASED COMPENSATION

Restricted stock units and performance share units granted by the Company during the three months ended March 31, 2026 had an aggregate grant-date fair value of $598 million. Restricted stock units and performance share units that vested during the three months ended March 31, 2026 had an aggregate fair value at vesting of $785 million. At March 31, 2026, there was $1.1 billion of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the activity in restricted stock units and performance share units during the three months ended March 31, 2026:

	Restricted Stock Units		Performance Share Units
(In thousands, except per share data)	Shares	Weighted-average Grant-date Fair Value Per Share	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2025	5,351	$159.84	3,852	$138.49

Granted	2,951	$166.15	640	$168.29
Vested	(2,767)	$145.64	(1,878)	$109.47
Performance shares adjustment (1)			(68)	$172.36
Forfeited	(71)	$169.49	(16)	$114.59
Unvested at March 31, 2026	5,464	$170.32	2,530	$166.82
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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Weighted-average number of basic common shares outstanding	790	821
Weighted-average dilutive stock options, restricted stock units, and performance share units	4	6
Weighted-average number of diluted common and common equivalent shares outstanding	794	827

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type:

(In millions)	Cost	Gross Unrealized Gains / Upward Adjustments	Gross Unrealized Losses / Downward Adjustments	Carrying Value
March 31, 2026
Equity securities with readily determinable fair values	$715	$—	$(394)	$321
Equity securities of private entities	112	270	(230)	152
Total long-term investments	$827	$270	$(624)	$473
December 31, 2025
Equity securities with readily determinable fair values	$715	$11	$(298)	$428
Equity securities of private entities	111	270	(227)	154
Total long-term investments	$826	$281	$(525)	$582

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
Level 3: Unobservable inputs are used when little or no market data is available.

Assets and liabilities measured at fair value are classified in the categories described in the table below:

(In millions)	Level 1	Level 2	Level 3	Total
March 31, 2026
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit	$14,043	$—	$—	$14,043
Equity securities	321	—	—	321
Foreign currency exchange derivatives	—	59	—	59
LIABILITIES:
Foreign currency exchange derivatives	$—	$86	$—	$86
Nonrecurring fair value measurements
Investments in equity securities of private entities	$—	$—	$11	$11

December 31, 2025
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit	$15,316	$—	$—	$15,316
Equity securities	428	—	—	428
Foreign currency exchange derivatives	—	47	—	47
LIABILITIES:
Foreign currency exchange derivatives	$—	$40	$—	$40
Nonrecurring fair value measurements
Investments in equity securities of private entities	$—	$30	$13	$43
Long-lived assets (1)	—	—	179	179
Goodwill (1)	—	—	203	203
(1)    Fair value measurement as of September 30, 2025. See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Investments

See Note 5 for additional information related to the Company's investments.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of March 31, 2026 and December 31, 2025, the Company did not designate any derivatives as hedges for accounting purposes.

For the Company's foreign currency exchange derivatives outstanding as of March 31, 2026 and December 31, 2025, the notional amounts of the foreign currency purchases were $8.6 billion and $8.9 billion, respectively, and the notional amounts of the foreign currency sales were $4.8 billion and $6.0 billion, respectively. The notional amount of a foreign currency exchange derivative contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
(Losses) gains on foreign currency exchange derivatives	$(25)	$59

Other Financial Assets and Liabilities

At March 31, 2026 and December 31, 2025, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the fair value of the Company's outstanding senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 includes receivables from customers of $1.9 billion and $2.1 billion, respectively, and receivables from payment processors and networks of $1.4 billion. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses. In addition, the Company had prepayments to certain accommodation travel service provider customers of $97 million and $77 million primarily included in "Prepaid expenses, net" in the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the activity of the allowance for expected credit losses on receivables:

	Three Months Ended March 31,
(In millions)	2026	2025
Balance, beginning of year	$137	$146
Provision charged to earnings	58	33
Write-offs and other adjustments	(50)	(42)
Balance, end of period	$145	$137

8.    INTANGIBLE ASSETS AND GOODWILL

The carrying value of the Company's intangible assets, which consists primarily of trade names and supply and distribution agreements, was $882 million and $918 million at March 31, 2026 and December 31, 2025, respectively, and is stated net of accumulated amortization of $1.7 billion. Amortization expense of intangible assets was $36 million and $54 million for the three months ended March 31, 2026 and 2025, respectively.

The carrying value of the Company's goodwill at March 31, 2026 and December 31, 2025 was $2.7 billion and is stated net of cumulative impairment charges of $2.2 billion.

9.    DEBT

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for information related to the Company's debt.

Revolving Credit Facility

The Company's unsecured revolving credit facility extends a revolving line of credit of up to $2 billion to the Company. At March 31, 2026 and December 31, 2025, there were no borrowings outstanding and $12 million and $19 million, respectively, of letters of credit issued under the revolving credit facility.

Senior Notes

At March 31, 2026 and December 31, 2025, the Company had outstanding senior notes with varying maturities for an aggregate principal amount of $18.6 billion and $18.9 billion, respectively. The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $139 million and $146 million as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, senior notes with an aggregate principal amount of $3.0 billion were payable within the next twelve months. The aggregate principal amount and carrying value of the Company's outstanding Euro-denominated debt at March 31, 2026 was $17.1 billion and $16.9 billion, respectively, and at December 31, 2025 was $17.4 billion and $17.2 billion, respectively.

At March 31, 2026 and December 31, 2025, the fair value of outstanding debt was approximately $18.2 billion and $18.9 billion, respectively, and was considered a "Level 2" fair value measurement, which was estimated based upon actual trades at the end of the reporting period or the most recent trade available (see Note 6). The fair value of the Company's debt differs from the outstanding principal amount at March 31, 2026 and December 31, 2025 primarily due to interest rate fluctuations.

Interest expense related to nonconvertible senior notes consists primarily of coupon interest expense of $169 million and $144 million for the three months ended March 31, 2026 and 2025, respectively.

The Company recognized the following activity related to the conversion option of the convertible senior notes that matured in May 2025 in its Unaudited Consolidated Statement of Operations:

(In millions)	Classification in Unaudited Consolidated Statement of Operations	Three Months Ended
		March 31, 2025
Change in fair value of the embedded derivative	Other income (expense), net	$158
Amortization of debt discount	Interest expense	(392)
Total charges		$(234)

10.    TREASURY STOCK AND DIVIDENDS

At March 31, 2026, the Company had a total remaining authorization of $18.2 billion related to the $20 billion share repurchase program authorized by the Board in 2025. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities:

(In millions)	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	20	$3,667	9	$1,763
General authorization for shares withheld on stock award vesting	2	355	3	491
Total	22	$4,022	12	$2,254

The cash remitted for shares withheld on stock award vesting is included in financing activities in the Unaudited Consolidated Statements of Cash Flows and may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. As of March 31, 2026 and December 31, 2025, the Company recorded estimated liabilities of $84 million and $52 million, respectively, related to excise taxes on share repurchases, which are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

During the three months ended March 31, 2026 and 2025, the Board declared quarterly cash dividends of $0.42 and $0.38, respectively, per share of common stock and the Company paid $343 million and $319 million, respectively, in total cash dividends. In April 2026, the Board declared a cash dividend of $0.42 per share of common stock, payable on June 30, 2026 to stockholders of record as of the close of business on June 5, 2026.

11.    INCOME TAXES

Income tax expense consists of U.S. and international income taxes, determined using an estimate of the Company's annual effective tax rate, which is based upon the applicable tax rates and tax laws of the countries in which the income is generated.

The Company's effective tax rate for the three months ended March 31, 2026 was 22.6% compared to 15.8% for the three months ended March 31, 2025. Excluding discrete items recorded in the three months ended March 31, 2026, the Company's 2026 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates, a valuation allowance relating to the carryforward of U.S. Federal interest expense, certain non-deductible expenses, and U.S. federal and state tax associated with the Company's international earnings. The Company's 2025 effective tax rate differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates, U.S. federal and state tax associated with the Company's international earnings, and non-deductible expenses related to the May 2025 Notes.

The Company's effective tax rate for the three months ended March 31, 2026 was higher than the effective tax rate for the three months ended March 31, 2025, primarily due to lower discrete tax benefits related to stock-based compensation and a valuation allowance relating to the carryforward of U.S. Federal interest expense, partially offset by certain other lower discrete tax expenses and lower U.S. federal tax associated with the Company's international earnings.

In July 2025, the One Big Beautiful Bill Act (the "BBB Act") was enacted into law in the U.S. The BBB Act made changes to certain international, foreign tax credit, and domestic tax provisions in the U.S. effective in 2025 and 2026. Certain provisions of the BBB Act that are effective in 2026 and impact the Company's effective tax rate include U.S. interest expense limitation rules and utilization of additional foreign tax credits in calculating U.S. federal tax related to the Company's international earnings.

During the three months ended March 31, 2026 and 2025, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three months ended March 31, 2026 and 2025 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at March 31, 2026 and December 31, 2025 was $254 million and $250 million, respectively. As of March 31, 2026, net unrecognized tax benefits of $244 million, if recognized, would impact the effective tax rate. As of March 31, 2026 and December 31, 2025, total gross interest and penalties accrued was $8 million and $7 million, respectively. The majority of unrecognized tax benefits are included in "Other assets, net" in the Unaudited Consolidated Balance Sheet as of March 31, 2026.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component:

(In millions)	Foreign currency translation adjustments				Total AOCI, net of tax
	Foreign currency translation		Net investment hedges
	Before tax	Tax	Before tax	Tax
Three Months Ended March 31, 2026
Balance, December 31, 2025	$(343)	$50	$15	$(12)	$(290)
Other comprehensive (loss) income ("OCI") for the period	(73)	53	—	—	(20)
Balance, March 31, 2026	$(416)	$103	$15	$(12)	$(310)

Three Months Ended March 31, 2025
Balance, December 31, 2024	$(769)	$130	$356	$(92)	$(375)
OCI for the period	127	(41)	(129)	31	(12)
Balance, March 31, 2025	$(642)	$89	$227	$(61)	$(387)

In 2025 and certain earlier periods, the Company designated certain portions of the aggregate principal value of the Euro-denominated debt (see Note 9) as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the three months ended March 31, 2025, the portion of Euro-denominated debt designated as a net investment hedge ranged in value from $2.9 billion to $4.0 billion.

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

The Company is and has been the subject of investigations or inquiries by national competition authorities and other authorities regarding competition law matters, consumer protection issues, and other areas, such as with respect to the scope of its contractual parity provisions with partners, pricing tools or programs offered to partners, or the ranking criteria used in displaying results to consumers, and from time to time has made commitments regarding future business practices or activities. For example, the Company has previously made voluntary commitments related to showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings, and adjusting how discounts and statements concerning popularity or availability are shown. Some investigations have resulted in fines and the Company could incur additional fines and/or be restricted in certain of its business practices in the future. For example, in April 2026, the Italian Competition and Consumer Authority opened an investigation into whether certain Booking.com business practices adversely affect consumers. In 2024 Booking.com settled a competition investigation with the same authority regarding whether certain business practices adversely affected hotels and other online travel agencies by offering commitments on future business practices. To the extent that investigations or inquiries result in additional commitments, fines, damages, or other remedies or changes to its business, the Company's business, financial condition, and results of operations could be harmed.

In 2024, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") imposed a fine and restricted certain of Booking.com's business practices such as those relating to contractual parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to consumers. Booking.com does not agree with the rationale stated in the decision and the restrictions imposed, and has filed an appeal. In February 2025, the Spanish National Court ruled that the CNMC decision, including payment of the fine, is suspended pending the outcome of the appeal. The CNMC and certain third parties have sought to clarify the scope of the court's ruling, including its suspensory effect. Although the Company disagrees with the rationale stated in the CNMC decision, it recorded a liability for this matter with $476 million and $485 million included in "Other long-term liabilities" in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

In 2017, the Swiss Price Surveillance Office (the "Swiss PSO") opened an investigation into the level of commissions of Booking.com in Switzerland. In 2025, Booking.com received a negative decision ordering a reduction of its average commission level for hotels located in Switzerland, which Booking.com disagrees with and has appealed. The Swiss PSO order is suspended pending the outcome of the appeal, and the ordered reduction in commissions would only be effective for a three-year period after a negative final judgment. The French Directorate General for Competition Policy, Consumer Affairs, and Fraud Control ("DGCCRF") opened separate investigations into Booking.com and Agoda relating to certain business practices. Booking.com changed certain of its business practices in accordance with the DGCCRF's final order. The DGCCRF issued a final order to Agoda to change certain of its business practices by October 2026 and additional discussions with the DGCCRF regarding its implementation are ongoing. In June 2025, the Hellenic Competition Commission (in Greece) opened a formal investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies and discussions with that Commission are ongoing. In August 2025, the Hungarian Competition Authority opened an investigation into whether certain practices by Booking.com may mislead consumers and discussions with that Authority are ongoing. If any of the investigations were to find that the Company's practices violated the respective laws, or as part of a negotiated resolution, the Company may face significant fines, restrictions on its business practices, follow-on investigations or litigation, and/or be required to make other commitments.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation, judgments, or issues have in the past resulted in and could in the future result in private litigation. The Company is currently involved in such litigation and/or aware of such potential litigation. For example, German hotels have filed parity-related claims against Booking.com and that litigation is ongoing. Additionally, hotel associations, consumer associations, and law firms in various jurisdictions, including in Spain, France, and the United Kingdom, have promoted potential class actions on behalf of European hotels and consumers against Booking.com relating to the historical use of contractual parity provisions. In the Netherlands, two Dutch foundations recently filed such claims on behalf of European hotels and consumers, respectively, with the consumer claim further alleging that Booking.com and Agoda employed misleading practices. The Company has defended against and intends to continue to defend itself against such claims. However, class action and mass claim litigation, whether related to competition, consumer, privacy, or other claims, can be time-consuming, costly, and unpredictable, regardless of merit. There may be evolving jurisprudence and less experience with such matters in certain of the markets where the Company is or may be involved in such litigation, making outcomes less certain and harder to forecast. If the Company were to be found liable, it could result in, among other things, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

The Company is involved in various tax-related audits, investigations, and litigation relating to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), withholding taxes, and other taxes. During the quarter ended March 31, 2026, an audit commenced of the Company's refund claim relating to its 2018 federal one-time deemed repatriation liability, resulting from a 2024 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme it historically participated in. BPF instituted legal proceedings against Booking.com B.V. (which were continued by BPF's legal successor, Pension Fund PGB ("PGB")) and, in January 2024, a Dutch Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the PGB with retroactive effect to 1999. Booking.com B.V. appealed the decision but, after a final ruling by the Dutch Supreme Court in March 2025, changed its pension scheme going forward and with retroactive effect to 1999, in line with the outcome of the litigation and arrangement with PGB. In the first quarter of 2025, the Company reduced the pension liability to reflect the arrangement with PGB which became effective during the period. The impact of the reduction in the pension liability of $170 million is recorded in "Personnel" expenses in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2025. There may be additional claims with respect to the eligibility of certain employees in scope of the scheme, which may result in certain additional costs.

From time to time, the Company notifies the competent data protection authority, such as the Dutch data protection authority in accordance with its obligations under the General Data Protection Regulation, of certain data security incidents. For example, in April 2026 Booking.com notified certain data protection authorities when it detected that unauthorized third parties were able to access certain guests' booking information. Booking.com remediated the issue and is cooperating with relevant authorities. Additionally, in April 2026 OpenTable made a preliminary notification to certain data protection authorities after detecting that a restaurant partner accessed certain diner information (not including reservation or financial data) without authorization. The Company's investigation is ongoing. The Company is likely to face follow-on investigations or litigation, and may receive a fine or be required to make commitments to data protection authorities, consumers, or partners following notification of a data security incident.

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

In the first quarter of 2026, the Company entered into favorable settlement agreements to resolve litigation matters in which it was a plaintiff, for which it received a benefit of $89 million. The benefit is recorded in "General and administrative" expenses in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2026.

The Company accrues for certain other legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

Other Contractual Obligations and Contingencies

The Company had $1.1 billion and $874 million of standby letters of credit and bank guarantees issued on its behalf as of March 31, 2026 and December 31, 2025, respectively, including those issued under the revolving credit facility (see Note 9). These were obtained primarily for regulatory purposes and in connection with certain of the litigation matters disclosed above.

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

14.    SEGMENT REPORTING

See Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Company's segment reporting. The following table presents information on the Company's reportable segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Total revenues	$5,532	$4,762
Marketing expenses	2,068	1,777
Sales and other expenses	818	702
Personnel expenses	834	789
Other segment items	550	451
Segment Adjusted EBITDA less Capex	$1,262	$1,043

The following table presents the reconciliation of the Company's segment Adjusted EBITDA less Capex to Income before income taxes:

	Three Months Ended March 31,
(In millions)	2026	2025
Segment Adjusted EBITDA less Capex	$1,262	$1,043
Additions to property and equipment	82	110
Adjustment related to the Netherlands pension fund matter (1)	—	129
Gain related to settlement of litigation matters (1)	89	—
Depreciation and amortization (2)	(131)	(154)
Transformation costs (3)	(23)	(32)
Interest expense (2)	(253)	(649)
Interest and dividend income (2)	187	241
Net (losses) gains on equity securities (4)	(107)	3
Foreign currency transaction gains (losses) on the remeasurement of certain Euro-denominated debt and accrued interest and gains on debt-related foreign currency derivative instruments (4)	333	(389)
Change in fair value of the conversion option related to the convertible senior notes (5)	—	158
Other (6)	(40)	(64)
Income before income taxes	$1,399	$396
(1)    See Note 13 for additional information.
(2)    See the Unaudited Consolidated Statements of Operations.
(3)    See Note 17 for additional information.
(4)    See Note 15 for additional information.
(5)    See Note 9 for additional information.
(6)    Primarily consists of the expenses of corporate headquarters and certain other functional departments.

Stock-based compensation included in the determination of segment Adjusted EBITDA less Capex was $126 million and $130 million for the three months ended March 31, 2026 and 2025, respectively.

15.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Foreign currency transaction gains (losses) (1)	$302	$(420)
Change in fair value of the conversion option related to the convertible senior notes (2)	—	158
Other (3)	(108)	4
Other income (expense), net	$194	$(258)
(1)    Foreign currency transaction gains (losses) include gains of $333 million and losses of $437 million for the three months ended March 31, 2026 and 2025, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 12). Foreign currency transaction gains (losses) also include gains and losses related to derivative contracts (see Note 6).
(2)    See Note 9 for additional information.
(3)    Includes net losses on equity securities with readily determinable fair values of $107 million for the three months ended March 31, 2026. See Note 5 for additional information.

16.    SUPPLEMENTAL CASH FLOW INFORMATION

As of March 31, 2026 and December 31, 2025, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows due to restricted cash and cash equivalents of $159 million and $66 million, respectively, which are primarily related to certain cash payments received from travelers on behalf of travel service providers and included in "Other current assets" in the Consolidated Balance Sheets.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $18 million and $24 million for the three months ended March 31, 2026 and 2025, respectively. See Note 10 for additional information on noncash financing activity related to share repurchases.

During the three months ended March 31, 2026 and 2025, the Company made income tax payments of $226 million and $138 million, respectively, and interest payments of $272 million and $275 million, respectively.

17.    TRANSFORMATION COSTS

In the fourth quarter of 2024, the Company began the implementation of certain organizational changes as part of a transformation program and currently expects that the restructuring costs and accelerated investments related to the program will largely be incurred by the end of 2026. For the three months ended March 31, 2026 and 2025, Transformation costs primarily consisted of professional fees.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, including Part I, Item 1A "Risk Factors," as well as our Unaudited Consolidated Financial Statements and accompanying notes and the Sections entitled "Risk Factors" and "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. We use the Investor Relations page of our website (ir.bookingholdings.com) to disclose material information for purposes of the SEC's Regulation Fair Disclosure. We encourage our investors to monitor this website in addition to our other public announcements and SEC filings as information posted on that page could be deemed to be material information. The information on our websites is not a part of this Quarterly Report and is not incorporated herein by reference.

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

Global room nights increased 6% year-over-year in the first quarter of 2026 and increased by 1% in March. We saw a negative impact on room night growth in the first quarter of 2026 starting with the onset of the conflict in the Middle East, which led to increased cancellations and slower growth in new bookings in March and impacted travel trends both in the Middle East and in other travel corridors such as those between Europe and Asia. Excluding the impact of the conflict in the Middle East, we estimate that our overall room nights were up approximately 8% year-over-year in the first quarter of 2026. The ongoing conflict in the Middle East may adversely affect our results of operations by softening consumer demand for travel. Beyond the direct impact on regional travel patterns, prolonged instability could lead to sustained increases in global oil prices. Such increases would likely result in higher operating costs for travel service providers and elevated prices for consumers, which may further suppress overall travel demand.

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

The cancellation rate in the first quarter of 2026 was lower than the first quarter of 2025, although we experienced a year-over-year increase in cancellation rates during the month of March due to the conflict in the Middle East. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Late in the first quarter of 2026, the increase in cancellation rates negatively impacted our marketing efficiency since we incur performance marketing expenses at the time a booking is made even if that booking is canceled in the future.

In the first quarter of 2026, our global average daily rates ("ADRs") on a constant currency basis were approximately 1% higher than the prior year primarily driven by higher ADRs in Europe. Our global ADRs were not materially impacted by changes in regional mix in the first quarter of 2026.

We focus on relentless innovation to grow our business by providing a best-in-class user experience with intuitive, easy-to-use platforms that aim to exceed the expectations of consumers. We are executing against our long-term strategy to create an ideal AI-powered traveler experience, offering our customers relevant options and suggestions at the times and in the language they want them, making trips booked with us seamless, easy, and valuable. We refer to this as the "Connected Trip." The goal of our Connected Trip vision is to offer a differentiated and personalized travel planning, booking, payment, and in-trip experience for each trip, enhanced by a robust loyalty program that provides value to travelers and partners across all trips. While we believe these efforts will help improve traveler loyalty, frequency, and mix of direct bookings over time, which will benefit revenue growth and marketing efficiency in the future, the expansion of our Connected Trip vision involves a higher proportion of non-accommodation services which have lower margins than our accommodation services. To the extent these non-accommodation services increase as a percentage of our total business, our overall operating margins may be negatively affected.

Our mobile apps are an important platform for experiencing the Connected Trip since the app travels with the traveler. The mix of our room nights booked on our mobile apps over the trailing twelve months ended March 31, 2026, was a high-fifties percentage, up from a mid-fifties percentage over the trailing twelve months ended March 31, 2025. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with them. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

We continue to expand our merchant service offerings as part of a broader strategy to provide more payment options to travelers and travel service providers, increase the variety of our accommodations, and enable our long-term Connected Trip strategy. These merchant services allow us to facilitate payments from travelers and offer secure, flexible transaction terms, such as varied payment forms, currencies, and timing. The mix of our total gross bookings generated on a merchant basis across the Company was 72% in the first quarter of 2026, an increase from 67% in the first quarter of 2025 due to the ongoing shift from agency to merchant bookings at Booking.com. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Over the trailing twelve months ended March 31, 2026, the incremental revenues from facilitating payments were greater than the associated incremental variable expenses.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total performance and brand marketing expenses, which are substantially variable in nature, were $2.1 billion in the first quarter of 2026, up 16% versus the first quarter of 2025 as a result of the year-over-year growth in travel demand and due to changes in foreign currency exchange rates. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing, meta search, and social media channels to generate bookings through our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising.

Marketing efficiency, expressed as marketing expenses as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are in some cases outside of our control. Such factors include ADRs, costs per click, cancellation rates, foreign currency exchange rates, search engine bidding algorithms, channel mix, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing and social media marketing campaigns. When evaluating performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental bookings we receive, and anticipated repeat rates. The impact of cancellation rates on ROIs was evident in the first quarter of 2026, as a notable portion of our spend occurred prior to the onset of the conflict in the Middle East, which resulted in diminished returns on performance marketing expenses as many bookings sourced through paid channels were subsequently canceled due to the conflict.

Marketing efficiency is also impacted by the extent to which consumers book directly with us. The mix of total room nights booked by consumers coming directly to our platforms was a mid-fifties percentage over the trailing twelve months ended March 31, 2026 and March 31, 2025, respectively. The mix was higher if we exclude the room nights booked through affiliate programs (i.e., business-to-business). This was achieved despite declines in traffic through organic or unpaid search results, which is what we call Search Engine Optimization ("SEO"), as well as regional volatility, as impacted regions, such as the Middle East, historically have a higher direct mix compared to our global average. Room nights booked through the SEO channel remain a small component of our overall room nights. While we seek to adapt to evolving search engine dynamics, we expect SEO traffic to decline in the short to medium term, which may lead to increased spend in paid marketing channels.

Booking.com had approximately 4.5 million total properties on its website at March 31, 2026, representing an increase from approximately 4.1 million total properties at March 31, 2025. At March 31, 2026, Booking.com's website had approximately 4.0 million alternative accommodation properties (including homes, apartments, and other unique places to stay) and 500,000 hotels, motels, and resorts.

The mix of Booking.com's room nights booked for alternative accommodation properties in the first quarter of 2026 was approximately 38%, up versus approximately 37% in the first quarter of 2025. We have observed a longer-term trend of an increasing mix of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of these properties on Booking.com. We may experience lower profit margins due to additional costs from offering alternative accommodations, such as increased customer service or certain partner related costs. As our alternative accommodation business grows, these different characteristics may negatively impact our profit margins. A larger proportion of Booking.com's alternative accommodation room nights are located in Europe compared to our total company room night mix; consequently, our alternative accommodations business is more exposed to the regional impacts of the conflict in the Middle East than our total business.

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

In the fourth quarter of 2024, we began the implementation of organizational changes to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving our offering to travelers and partners, and better position our business for the long term (the "Transformation Program"). The Transformation Program resulted in approximately $250 million in savings in 2025 and, as of the end of 2025, enabled approximately $550 million in annual run-rate savings. We expect to realize these run-rate savings by the end of 2026. We expect that the restructuring costs and accelerated investments related to the Transformation Program will largely be incurred by the end of 2026 and are estimated to be, in the aggregate, less than one times the expected annual run-rate savings.

Many taxing authorities seek to increase tax revenues and have targeted large multinational technology companies. Many jurisdictions, particularly in the EU, have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenues earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Rates for these taxes range from 1.5% to 10% of revenues deemed generated in the jurisdiction. We record the applicable digital services taxes in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations. The recent One Big Beautiful Bill Act (the "BBB Act") changes certain international, foreign tax credit, and domestic tax provisions in the U.S. effective in 2025 and 2026. Certain provisions of the BBB Act that are effective in 2026 and impact our effective tax rate include U.S. interest expense limitation rules and utilization of additional foreign tax credits in calculating U.S. federal tax related to our international earnings. The impact of the BBB Act could have a negative impact on our results of operations and cash flows. See Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Increased regulatory focus on large technology companies could result in increased compliance costs or otherwise adversely affect our business. For example, we are subject to rules and regulations that may not apply to our competitors because the European Commission designated the Company as a "gatekeeper" and Booking.com as a "Very Large Online Platform" under the Digital Markets Act and the Digital Services Act, respectively. See Part I, Item 1A, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 13 to our Unaudited Consolidated Financial Statements.

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates (principally related to Euros and British Pounds Sterling). As a result of these movements, the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by approximately 16% in the first quarter of 2026 as compared to the first quarter of 2025, including a benefit of about 6% from changes in foreign currency exchange rates. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations. In addition, we may designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. See Notes 6, 9, 12, and 15 to our Unaudited Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting estimates are important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting estimates for the valuation of goodwill and other long-lived assets, income taxes, and contingencies, see the "Critical Accounting Estimates" section of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our Operating and Statistical Metrics, including room nights, rental car days, airline tickets, and merchant and agency gross bookings.

Room nights, rental car days, and airline tickets reserved through our services were as follows:

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Room nights	338	319	5.9%
Rental car days	21	22	(4.9)%
Airline tickets	21	16	28.5%

For the three months ended March 31, 2026, room nights reserved through our services increased year-over-year, driven primarily by increased travel demand in Europe, Asia, and the U.S., partially offset by negative growth in Rest of World, which includes the Middle East. We estimate room night growth was negatively impacted by approximately 2 percentage points due to the conflict in the Middle East. Rental car days reserved through our services decreased year-over-year for the period due to higher average daily car rental prices and a negative impact from the conflict in the Middle East. Airline tickets reserved through our services increased year-over-year for the period driven by the expansion of flight offerings at Booking.com and Agoda, partially offset by a negative impact from the conflict in the Middle East.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our merchant and agency categories were as follows (numbers may not total due to rounding):

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Merchant gross bookings	$38,736	$31,170	24.3%
Agency gross bookings	15,022	15,500	(3.1)%
Total gross bookings	$53,758	$46,669	15.2%

For the three months ended March 31, 2026, the year-over-year increase in merchant gross bookings was due primarily to growth in accommodation reservation services and flight reservation services at Booking.com and Agoda. Merchant gross bookings also increased year-over-year and agency gross bookings decreased year-over-year for the period due to the ongoing shift from agency to merchant bookings at Booking.com.

The year-over-year increase in total gross bookings for the three months ended March 31, 2026 was due to a 7% positive impact from changes in foreign currency exchange rates, 6% increase in room nights, 1% higher constant currency ADRs, and a positive impact from the growth in flight gross bookings. We estimate that the conflict in the Middle East impacted gross bookings growth in line with the impact observed in room night growth.

Flight gross bookings increased 25% year-over-year for the three months ended March 31, 2026 due to airline tickets growth, partially offset by lower average airline ticket prices. Rental car gross bookings increased 7% year-over-year for the period due to higher average daily car rental prices, partially offset by a decrease in rental car days growth.

Revenues

See Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our revenues, including merchant, agency, and advertising and other revenues. Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases by travelers from travel service providers.

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Merchant revenues	$3,698	$2,918	26.7%
Agency revenues	1,528	1,564	(2.3)%
Advertising and other revenues	306	280	9.6%
Total revenues	$5,532	$4,762	16.2%
% of Total gross bookings	10.3%	10.2%

For the three months ended March 31, 2026, the year-over-year increase in merchant revenues was due primarily to growth in revenues from accommodation reservation services at Booking.com. Merchant revenues also increased year-over-year for the period, while agency revenues decreased, due to the ongoing shift from agency to merchant revenues at Booking.com. Advertising and other revenues increased year-over-year for the period due to growth at OpenTable and growth in advertising revenues at Booking.com. The year-over-year increase in total revenues for the period included a 6% benefit from changes in foreign currency exchange rates.

Total revenues as a percentage of gross bookings increased year-over-year for the three months ended March 31, 2026 due to an increase in revenues related to facilitating payments, as well as a positive impact from the timing of booking versus travel. This was partly offset by an increase in the mix of flight gross bookings, which have lower revenues as a percentage of gross bookings. While the conflict in the Middle East negatively impacted our revenues during the first quarter, it had a more pronounced downward impact on our gross bookings. Because we recognize revenues at the time of travel, the associated impact on revenues from the reduction in new booking activity and the increase in cancellations will not be fully realized until future quarters. We estimate that the conflict in the Middle East impacted revenue growth slightly lower than the impact observed in room night growth.

Operating Expenses

See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the components of our operating expenses and the related accounting policies. The year-over-year growth in our total operating expenses for the three months ended March 31, 2026 was increased in part by changes in foreign currency exchange rates.

Marketing Expenses

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Marketing expenses	$2,068	$1,777	16.4%
% of Total gross bookings	3.8%	3.8%
% of Total revenues	37.4%	37.3%

Our marketing expenses, which are substantially variable in nature, increased year-over-year for the three months ended March 31, 2026, to help drive additional gross bookings and revenues, and were increased by changes in foreign currency exchange rates. Marketing expenses as a percentage of total gross bookings in the three months ended March 31, 2026 were slightly higher than the three months ended March 31, 2025, driven primarily by the impact of the conflict in the Middle East. Due to the conflict, certain performance marketing expenses yielded diminished or negligible returns as bookings sourced through paid channels were subsequently canceled resulting in lower average ROIs. Excluding the impact of the Middle East conflict, we achieved modest marketing leverage in the quarter, supported by the growth in our direct channel, which was partially offset by declines in SEO, which remains a small component of our overall distribution mix.

Sales and Other Expenses

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Sales and other expenses	$804	$702	14.6%
% of Total gross bookings	1.5%	1.5%
% of Total revenues	14.5%	14.7%

Sales and other expenses, which are substantially variable in nature, increased year-over-year for the three months ended March 31, 2026 due primarily to an increase in merchant transaction costs of $112 million related to the ongoing shift from agency to merchant transactions at Booking.com, as well as due to changes in foreign currency exchange rates. Sales and other expenses as a percentage of total revenues decreased year-over-year for the period primarily due to a benefit of $31 million resulting from the repeal in March 2026 of Canadian digital services taxes related to prior years, as well as efficiencies in third-party customer service costs, partially offset by the impact of increased merchant transactions costs, which grew faster than total revenue.

Personnel

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Personnel	$893	$693	28.8%
% of Total revenues	16.1%	14.6%

Personnel expenses increased year-over-year for the three months ended March 31, 2026 primarily due to the impact of a $170 million reduction during the three months ended March 31, 2025 in the accrual related to the Netherlands pension fund matter. Salary expenses increased year-over-year for the three months ended March 31, 2026 due to changes in foreign currency exchange rates. Employee headcount increased 2% year-over-year to approximately 24,900 as of March 31, 2026.

General and Administrative

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
General and administrative	$100	$142	(29.3)%
% of Total revenues	1.8%	3.0%

General and administrative expenses decreased year-over-year for the three months ended March 31, 2026 primarily due to the benefit of $89 million on the settlement of certain litigation matters (see Note 13 to the Unaudited Consolidated Financial Statements), partially offset by an increase in certain travel transaction taxes, fees for certain outside professionals, and changes in foreign currency exchange rates.

Information Technology

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Information technology	$240	$200	19.7%
% of Total revenues	4.3%	4.2%

Information technology expenses increased year-over-year for the three months ended March 31, 2026 due primarily to an increase in cloud computing costs and software license and system maintenance fees, as well as changes in foreign currency exchange rates.

Depreciation and Amortization

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Depreciation and amortization	$131	$154	(15.4)%
% of Total revenues	2.4%	3.2%

Depreciation and amortization expenses decreased year-over-year for the three months ended March 31, 2026 due primarily to decreased amortization expense related to intangible assets, partially offset by changes in foreign currency exchange rates.

Transformation Costs

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Transformation costs	$25	$32	(21.8)%

See "Trends" above and Note 17 to our Unaudited Consolidated Financial Statements for additional information on the Transformation Program. Transformation costs decreased year-over-year for the three months ended March 31, 2026 due primarily to lower professional fees.

Interest Expense and Interest and Dividend Income

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Interest expense	$(253)	$(649)	(61.0)%
Interest and dividend income	187	241	(22.4)%

Interest expense decreased year-over-year for the three months ended March 31, 2026 primarily due to the amortization in 2025 of debt discount related to the convertible senior notes that matured in May 2025 (see Note 9 to our Unaudited Consolidated Financial Statements). Interest and dividend income decreased year-over-year for the three months ended March 31, 2026 primarily due to lower interest rates.

Other Income (Expense), Net

	Three Months Ended March 31,
(In millions)	2026	2025
Other income (expense), net	$194	$(258)

See Note 15 to our Unaudited Consolidated Financial Statements for additional information.

Income Taxes

	Three Months Ended March 31,		Increase (Decrease)
(In millions)	2026	2025
Income tax expense	$316	$63	406.6%
% of Income before income taxes	22.6%	15.8%

See Note 11 to our Unaudited Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Our primary source of funds for operations is the cash flow that we generate from operations. We use our cash for a variety of needs, including ongoing investments in our business, share repurchases, dividends, repayment of debt, and capital expenditures. Our continued access to sources of liquidity depends on multiple factors. See Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by global financial conditions and events" in our Annual Report on Form 10-K for the year ended December 31, 2025. Our financial results and prospects are almost entirely dependent on facilitating the sale of travel-related services. Marketing expenses, personnel expenses, and sales and other expenses are our most significant operating expenses. See our Unaudited Consolidated Statements of Operations and "Trends" and "Results of Operations" above for additional information. We believe that our existing cash balances, liquid resources, and access to capital markets will be sufficient to fund our operating activities and other obligations in the short term and into the foreseeable future.

Cash, cash equivalents, and investments
At March 31, 2026, we had $16.5 billion in cash, cash equivalents, and investments, of which approximately $12.1 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements.

Deferred merchant bookings
Deferred merchant bookings of $8.2 billion at March 31, 2026 includes cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

Debt
Our revolving credit facility extends a revolving line of credit up to $2 billion to us. As of March 31, 2026, we are in compliance with the maximum leverage ratio covenant under the facility, which is a condition to our ability to borrow.

Our outstanding senior notes at March 31, 2026 had cumulative interest to maturity (based on coupon interest rates) of $5.4 billion, with $650 million payable within the next twelve months.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information.

Share repurchases and dividends
At March 31, 2026, we had a total remaining authorization of $18.2 billion related to the share repurchase program authorized by our Board of Directors (the "Board"). In April 2026, the Board declared a cash dividend of $0.42 per share of common stock, payable on June 30, 2026 to stockholders of record as of the close of business on June 5, 2026.

See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

Commitments, contingencies, and other
At March 31, 2026, we had, in the aggregate, $1.1 billion of non-cancellable purchase obligations individually greater than $10 million, of which $343 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction. At March 31, 2026, we had lease obligations of $763 million, of which $134 million is payable within the next twelve months.

See Note 13 to our Unaudited Consolidated Financial Statements for information related to the standby letters of credit and bank guarantees issued on our behalf.

See Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item IA, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2025 for information related to certain regulatory matters and our other contingent liabilities.

See Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2025 for information related to certain tax assessments and other tax matters.

At March 31, 2026, we had a remaining transition tax liability of $257 million as a result of the U.S. Tax Cuts and Jobs Act, which was paid in April 2026.

See "Trends" above for information on the Transformation Program, including the estimated annual run-rate savings and restructuring costs and accelerated investments required for the program.

Cash Flow Analysis

See our Unaudited Consolidated Statements of Cash Flows for additional information related to our cash flows.

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities	$3,215	$3,283
Net cash used in investing activities	(107)	(118)
Net cash used in financing activities	(4,026)	(3,967)

Net cash provided by operating activities for the three months ended March 31, 2026 resulted from net income of $1.1 billion, a favorable net impact from adjustments for non-cash and other items of $250 million, and a favorable net change in working capital and other assets and liabilities of $1.9 billion. Non-cash and other items were principally associated with unrealized foreign currency transaction gains related to Euro-denominated debt, stock-based compensation expense, depreciation and amortization, provision for expected credit losses and chargebacks, and net losses on equity securities. Deferred merchant bookings and other current liabilities increased by $1.8 billion during the period, primarily due to higher business volumes. Merchant revenues increased while agency revenues decreased year-over year for the period due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Net cash provided by operating activities for the three months ended March 31, 2025 resulted from net income of $333 million, a favorable net impact from adjustments for non-cash and other items of $899 million, and a favorable net change in working capital and other assets and liabilities of $2.1 billion. Non-cash and other items were principally associated with unrealized foreign currency transaction losses related to Euro-denominated debt, adjustments related to the convertible senior notes, depreciation and amortization, deferred income taxes, and stock-based compensation expense. Deferred merchant bookings and other current liabilities increased by $1.9 billion during the period, primarily due to higher business volumes.

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 resulted principally from payments for property and equipment.

Net cash used in financing activities for the three months ended March 31, 2026 resulted principally from the repurchase of common stock of $3.8 billion and dividend payments of $343 million. Net cash used in financing activities for the three months ended March 31, 2025 resulted principally from the repurchase of common stock of $2.2 billion, payments on the maturity of debt of $1.5 billion, and dividend payments of $319 million.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, and the documents incorporated by reference contain forward-looking statements. These statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. They are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict including the Risk Factors identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of this Form 10-Q; therefore, our actual results could differ materially from those expressed or described in the forward-looking statements.

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2025, our subsequent Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to several types of market risk, including changes in interest rates, foreign currency exchange rates, and equity prices. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our policies and how we manage our exposure to such risks.

See Note 9 to our Unaudited Consolidated Financial Statements for information about our outstanding senior notes. A hypothetical 100 basis point (1.0%) decrease in interest rates, at March 31, 2026, would have resulted in an increase of approximately $1.0 billion in the estimated fair value of our outstanding debt.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased year-over-year by 15% for the three months ended March 31, 2026, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant currency basis by approximately 8% for the period. Our total revenues increased year-over-year by 16% for the three months ended March 31, 2026, including a benefit of about 6% from changes in foreign currency exchange rates. See Notes 6, 12, and 15 to our Unaudited Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, and the impact of such changes on the increase in our revenues and operating margins.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. A hypothetical 10% decrease in the fair values at March 31, 2026 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $45 million being recognized in net income.

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

We continue to monitor ongoing changes to systems and processes to determine the impact on internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). No change in our internal control over financial reporting occurred during the three months ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026, and is incorporated into this Part II, Item 1 by reference thereto.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For a discussion of such risks, please refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). This section supplements the Risk Factors described in the 2025 Form 10-K based on recent developments since the 2025 Form 10-K filing.

We face risks related to the conflict in the Middle East.

The conflict in the Middle East has resulted in worldwide geopolitical and macroeconomic disruption, directly impacting travel trends in the Middle East and in other travel corridors such as Europe and Asia. Following the onset of the conflict, we experienced increased cancellations and slower growth in new bookings. In addition to these direct impacts, there could be negative impacts to nearby regions, additional disruption of global energy supplies such as jet fuel, increased energy prices, suspension or cancellation of flights, higher operating costs for travel service providers, elevated prices for consumers, and heightened risks relating to employee safety and cybersecurity incidents, any of which may adversely affect demand for our services, business, and results of operations. Uncertainty relating to the conflict and such follow-on impacts, and how they may affect consumer sentiment, also makes it more difficult to predict future financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (Dollars in Billions)
January 1, 2026 –	3,043,675	(2)	$206.79	3,043,675	$21.2	(2) (3)
January 31, 2026	975	(4)	$212.46	N/A	N/A

February 1, 2026 –	7,819,900	(2) (3)	$169.83	7,819,900	$19.9	(3)
February 28, 2026	2,525	(4)	$194.67	N/A	N/A

March 1, 2026 –	9,756,900	(3)	$171.90	9,756,900	$18.2	(3)
March 31, 2026	2,134,150	(4)	$166.17	N/A	N/A
Total	22,758,125			20,620,475	$18.2
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on February 23, 2023, whereby we were authorized to repurchase up to $20 billion of our common stock.
(3)    Pursuant to a stock repurchase program announced on February 20, 2025, whereby we were authorized to repurchase up to $20 billion of our common stock.
(4)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended March 31, 2026 to previously withheld share amounts that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(c)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of April 2, 2026.
3.4(d)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of October 16, 2025.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).
(a)    Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 and incorporated herein by reference.
(c)    Previously filed as an exhibit to the Current Report on Form 8-K filed on April 2, 2026 and incorporated herein by reference.
(d)    Previously filed as an exhibit to the Current Report on Form 8-K filed on October 17, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	April 28, 2026	By:	/s/ Ewout L. Steenbergen
Name: Ewout L. Steenbergen Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)