Form 10-Q
period 2026-06-30
Booking Holdings Inc.
filed 2026-08-04
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Former name, former address and former fiscal year, if changed since last report: N/A
 _____________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
4.000% Senior Notes Due 2026	BKNG 26	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
0.500% Senior Notes Due 2028	BKNG 28	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2028	BKNG 28A	The NASDAQ Stock Market LLC
4.250% Senior Notes Due 2029	BKNG 29	The NASDAQ Stock Market LLC
3.500% Senior Notes Due 2029	BKNG 29A	The NASDAQ Stock Market LLC
3.000% Senior Notes Due 2030	BKNG 30	The NASDAQ Stock Market LLC
3.500% Senior Notes Due 2030	BKNG 30A	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2031	BKNG 31	The NASDAQ Stock Market LLC
3.125% Senior Notes Due 2031	BKNG 31A	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2032	BKNG 32	The NASDAQ Stock Market LLC
3.250% Senior Notes Due 2032	BKNG 32A	The NASDAQ Stock Market LLC
4.125% Senior Notes Due 2033	BKNG 33	The NASDAQ Stock Market LLC
4.750% Senior Notes Due 2034	BKNG 34	The NASDAQ Stock Market LLC
4.000% Senior Notes Due 2034	BKNG 34A	The NASDAQ Stock Market LLC
3.625% Senior Notes Due 2035	BKNG 35	The NASDAQ Stock Market LLC
3.750% Senior Notes Due 2036	BKNG 36	The NASDAQ Stock Market LLC
3.750% Senior Notes Due 2037	BKNG 37	The NASDAQ Stock Market LLC
4.125% Senior Notes Due 2038	BKNG 38	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2039	BKNG 39	The NASDAQ Stock Market LLC
4.000% Senior Notes Due 2044	BKNG 44	The NASDAQ Stock Market LLC
3.875% Senior Notes Due 2045	BKNG 45	The NASDAQ Stock Market LLC
4.500% Senior Notes Due 2046	BKNG 46	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock outstanding at July 27, 2026:

Common Stock, par value $0.008 per share	751,380,500
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2026

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,214	$17,203
Accounts receivable, net (Allowance for expected credit losses of $141 and $137, respectively)	4,341	3,820
Prepaid expenses, net	601	611
Other current assets	901	630
Total current assets	23,057	22,264
Property and equipment, net	767	807
Operating lease assets	594	632
Intangible assets, net	852	918
Goodwill	2,672	2,669
Long-term investments	448	582
Other assets, net	1,292	1,392
Total assets	$29,682	$29,264
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,145	$5,094
Accrued expenses and other current liabilities	3,805	4,454
Deferred merchant bookings	10,121	5,270
Short-term debt	2,000	1,880
Total current liabilities	21,071	16,698
Operating lease liabilities	514	557
Other long-term liabilities	700	731
Long-term debt	18,180	16,856
Total liabilities	40,465	34,842
Commitments and contingencies (see Note 13)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 25,000 Issued shares: 1,618 and 1,613, respectively	13	13
Treasury stock: 860 and 816 shares, respectively	(62,129)	(54,315)
Additional paid-in capital	8,635	8,344
Retained earnings	43,046	40,670
Accumulated other comprehensive loss	(348)	(290)
Total stockholders' deficit	(10,783)	(5,578)
Total liabilities and stockholders' deficit	$29,682	$29,264

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Merchant revenues	$5,127	$4,457	$8,825	$7,375
Agency revenues	1,903	2,044	3,431	3,608
Advertising and other revenues	322	297	628	577
Total revenues	7,352	6,798	12,884	11,560
Operating expenses:
Marketing expenses	2,371	2,139	4,439	3,916
Sales and other expenses	942	899	1,746	1,601
Personnel, including stock-based compensation of $140, $154, $281, and $296, respectively	900	896	1,793	1,589
General and administrative	217	199	317	341
Information technology	263	219	503	419
Depreciation and amortization	129	158	260	312
Transformation costs	30	38	55	70
Total operating expenses	4,852	4,548	9,113	8,248
Operating income	2,500	2,250	3,771	3,312
Interest expense	(300)	(418)	(553)	(1,067)
Interest and dividend income	201	234	388	475
Other income (expense), net	159	(962)	353	(1,220)
Income before income taxes	2,560	1,104	3,959	1,500
Income tax expense	610	209	926	272
Net income	$1,950	$895	$3,033	$1,228
Net income applicable to common stockholders per basic common share	$2.54	$1.10	$3.89	$1.50
Weighted-average number of basic common shares outstanding	768	812	779	817
Net income applicable to common stockholders per diluted common share	$2.53	$1.10	$3.88	$1.50
Weighted-average number of diluted common shares outstanding	770	815	782	821

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,950	$895	$3,033	$1,228
Other comprehensive (loss) income, net of tax (1)	(38)	84	(58)	72
Comprehensive income	$1,912	$979	$2,975	$1,300
(1)    Consists of foreign currency translation adjustments (see Note 12).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Three Months Ended June 30, 2026
Balance, March 31, 2026	1,618	$13	(838)	$(58,337)	$8,490	$41,420	$(310)	$(8,724)
Net income	—	—	—	—	—	1,950	—	1,950
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Exercise of stock options and vesting of restricted stock units and performance share units	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	144	—	—	144
Repurchase of common stock	—	—	(22)	(3,792)	—	—	—	(3,792)
Dividends	—	—	—	—	—	(324)	—	(324)
Balance, June 30, 2026	1,618	$13	(860)	$(62,129)	$8,635	$43,046	$(348)	$(10,783)

Six Months Ended June 30, 2026
Balance, December 31, 2025	1,613	$13	(816)	$(54,315)	$8,344	$40,670	$(290)	$(5,578)
Net income	—	—	—	—	—	3,033	—	3,033
Other comprehensive loss, net of tax	—	—	—	—	—	—	(58)	(58)
Exercise of stock options and vesting of restricted stock units and performance share units	5	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	290	—	—	290
Repurchase of common stock	—	—	(44)	(7,814)	—	—	—	(7,814)
Dividends	—	—	—	—	—	(657)	—	(657)
Balance, June 30, 2026	1,618	$13	(860)	$(62,129)	$8,635	$43,046	$(348)	$(10,783)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Three Months Ended June 30, 2025
Balance, March 31, 2025	1,613	$13	(795)	$(50,131)	$7,854	$36,539	$(387)	$(6,112)
Net income	—	—	—	—	—	895	—	895
Other comprehensive income, net of tax	—	—	—	—	—	—	84	84
Exercise of stock options and vesting of restricted stock units and performance share units	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	160	—	—	160
Repurchase of common stock	—	—	(7)	(1,371)	—	—	—	(1,371)
Dividends	—	—	—	—	—	(315)	—	(315)
Balance, June 30, 2025	1,613	$13	(802)	$(51,502)	$8,016	$37,119	$(303)	$(6,657)

Six Months Ended June 30, 2025
Balance, December 31, 2024	1,607	$12	(783)	$(47,877)	$7,695	$36,525	$(375)	$(4,020)
Net income	—	—	—	—	—	1,228	—	1,228
Other comprehensive income, net of tax	—	—	—	—	—	—	72	72
Exercise of stock options and vesting of restricted stock units and performance share units	6	1	—	—	14	—	—	15
Stock-based compensation	—	—	—	—	307	—	—	307
Repurchase of common stock	—	—	(19)	(3,625)	—	—	—	(3,625)
Dividends	—	—	—	—	—	(634)	—	(634)
Balance, June 30, 2025	1,613	$13	(802)	$(51,502)	$8,016	$37,119	$(303)	$(6,657)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$3,033	$1,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260	312
Provision for expected credit losses and chargebacks	217	206
Deferred income taxes	72	(402)
Net losses (gains) on equity securities	135	(23)
Stock-based compensation expense	281	297
Operating lease amortization	65	66
Unrealized foreign currency transaction (gains) losses related to Euro-denominated debt	(528)	1,398
Amortization of debt discount and change in fair value of the conversion option related to the convertible senior notes	—	360
Other	8	(44)
Changes in assets and liabilities:
Accounts receivable	(795)	(1,078)
Deferred merchant bookings and other current liabilities	4,207	3,796
Other	(21)	368
Net cash provided by operating activities	6,934	6,484
INVESTING ACTIVITIES:
Additions to property and equipment	(183)	(185)
Other investing activities	(13)	6
Net cash used in investing activities	(196)	(179)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	2,975	1,955
Payments on maturity of debt	(1,000)	(3,451)
Payments for repurchase of common stock	(7,758)	(3,668)
Dividends paid	(664)	(631)
Other financing activities	227	31
Net cash used in financing activities	(6,220)	(5,764)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(279)	903
Net increase in cash and cash equivalents and restricted cash and cash equivalents	239	1,444
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	17,269	16,193
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$17,508	$17,637

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

2.    REVENUES

Revenues by Type of Service

Approximately 90% and 89% of the Company's revenues for the three and six months ended June 30, 2026, respectively, and 89% for the three and six months ended June 30, 2025, respectively, relate to online accommodation reservation services. Revenues from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

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

3.    STOCK-BASED COMPENSATION

Restricted stock units and performance share units granted by the Company during the six months ended June 30, 2026 had an aggregate grant-date fair value of $614 million. Restricted stock units and performance share units that vested during the six months ended June 30, 2026 had an aggregate fair value at vesting of $799 million. At June 30, 2026, there was $974 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the activity in restricted stock units and performance share units during the six months ended June 30, 2026:

	Restricted Stock Units		Performance Share Units
(In thousands, except per share data)	Shares	Weighted-average Grant-date Fair Value Per Share	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2025	5,351	$159.84	3,852	$138.49

Granted	3,050	$165.93	640	$168.39
Vested	(2,850)	$146.04	(1,893)	$109.74
Performance shares adjustment (1)			(66)	$172.95
Forfeited	(165)	$171.88	(86)	$142.69
Unvested at June 30, 2026	5,386	$170.23	2,447	$167.49
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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Weighted-average number of basic common shares outstanding	768	812	779	817
Weighted-average dilutive stock options, restricted stock units, and performance share units	2	3	3	4
Weighted-average number of diluted common and common equivalent shares outstanding	770	815	782	821

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type:

(In millions)	Cost	Gross Unrealized Gains / Upward Adjustments	Gross Unrealized Losses / Downward Adjustments	Carrying Value
June 30, 2026
Equity securities with readily determinable fair values	$715	$—	$(419)	$296
Equity securities of private entities	112	270	(230)	152
Total long-term investments	$827	$270	$(649)	$448
December 31, 2025
Equity securities with readily determinable fair values	$715	$11	$(298)	$428
Equity securities of private entities	111	270	(227)	154
Total long-term investments	$826	$281	$(525)	$582

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
Level 3: Unobservable inputs are used when little or no market data is available.

Assets and liabilities measured at fair value are classified in the categories described in the table below:

(In millions)	Level 1	Level 2	Level 3	Total
June 30, 2026
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit	$15,603	$—	$—	$15,603
Equity securities	296	—	—	296
Foreign currency exchange derivatives	—	44	—	44
LIABILITIES:
Foreign currency exchange derivatives	$—	$54	$—	$54
Nonrecurring fair value measurements
Investments in equity securities of private entities	$—	$—	$11	$11

December 31, 2025
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit	$15,316	$—	$—	$15,316
Equity securities	428	—	—	428
Foreign currency exchange derivatives	—	47	—	47
LIABILITIES:
Foreign currency exchange derivatives	$—	$40	$—	$40
Nonrecurring fair value measurements
Investments in equity securities of private entities	$—	$30	$13	$43
Long-lived assets (1)	—	—	179	179
Goodwill (1)	—	—	203	203
(1)    Fair value measurement as of September 30, 2025. See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Investments

See Note 5 for additional information related to the Company's investments.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of June 30, 2026 and December 31, 2025, the Company did not designate any derivatives as hedges for accounting purposes.

For the Company's foreign currency exchange derivatives outstanding as of June 30, 2026 and December 31, 2025, the notional amounts of the foreign currency purchases were $10.1 billion and $8.9 billion, respectively, and the notional amounts of the foreign currency sales were $4.2 billion and $6.0 billion, respectively. The notional amount of a foreign currency exchange derivative contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets. The Company recorded losses of $24 million and gains of $54 million related to foreign currency exchange derivatives for the six months ended June 30, 2026 and 2025, respectively, in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

Other Financial Assets and Liabilities

At June 30, 2026 and December 31, 2025, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the fair value of the Company's outstanding senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 includes receivables from customers of $2.4 billion and $2.1 billion, respectively, and receivables from payment processors and networks of $1.7 billion and $1.4 billion, respectively. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses. In addition, the Company had prepayments to certain accommodation travel service provider customers of $104 million and $77 million primarily included in "Prepaid expenses, net" in the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively.

The following table summarizes the activity of the allowance for expected credit losses on receivables:

	Six Months Ended June 30,
(In millions)	2026	2025
Balance, beginning of year	$137	$146
Provision charged to earnings	105	82
Write-offs and other adjustments	(101)	(83)
Balance, end of period	$141	$145

8.    INTANGIBLE ASSETS AND GOODWILL

The carrying value of the Company's intangible assets, which consists primarily of trade names and supply and distribution agreements, was $852 million and $918 million at June 30, 2026 and December 31, 2025, respectively, and is stated net of accumulated amortization of $1.7 billion. Amortization expense of intangible assets was $35 million and $71 million for the three and six months ended June 30, 2026, respectively, and $54 million and $108 million for the three and six months ended June 30, 2025, respectively.

The carrying value of the Company's goodwill at June 30, 2026 and December 31, 2025 was $2.7 billion and is stated net of cumulative impairment charges of $2.2 billion.

9.    DEBT

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for information related to the Company's debt.

Revolving Credit Facility

The Company's unsecured revolving credit facility extends a revolving line of credit of up to $2 billion to the Company. At June 30, 2026 and December 31, 2025, there were no borrowings outstanding and $10 million and $19 million, respectively, of letters of credit issued under the revolving credit facility.

Senior Notes

At June 30, 2026 and December 31, 2025, the Company had outstanding senior notes with varying maturities for an aggregate principal amount of $20.3 billion and $18.9 billion, respectively. The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $163 million and $146 million as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, senior notes with an aggregate principal amount of $2.0 billion were payable within the next twelve months. The aggregate principal amount and carrying value of the Company's outstanding Euro-denominated debt at June 30, 2026 was $19.1 billion and $18.9 billion, respectively, and at December 31, 2025 was $17.4 billion and $17.2 billion, respectively.

At June 30, 2026 and December 31, 2025, the fair value of outstanding debt was approximately $20.3 billion and $18.9 billion, respectively, and was considered a "Level 2" fair value measurement, which was estimated based upon actual trades at the end of the reporting period or the most recent trade available (see Note 6). The fair value of the Company's debt differs from the outstanding principal amount at June 30, 2026 and December 31, 2025 primarily due to interest rate fluctuations.

The following table summarizes the information related to the senior notes issued in May 2026:

Senior Notes	Effective Interest Rate (1)	Timing of Interest Payments
3.5% (€600 Million) Senior Notes due May 2030	3.67%	Annually in May
4.0% (€700 Million) Senior Notes due May 2034	4.15%	Annually in May
5.375% ($750 Million) Senior Notes due May 2036	5.47%	Semi-annually in May and November
4.5% (€600 Million) Senior Notes due May 2039	4.66%	Annually in May
(1)    Represents the coupon interest rate adjusted for deferred debt issuance costs and premiums or discounts existing at the origination of the debt.

The proceeds from the issuance of these senior notes are available for general corporate purposes, including to repurchase shares of the Company's common stock and to redeem or repay outstanding indebtedness.

In June 2026, the Company paid $1 billion on the maturity of the 3.6% Senior Notes due June 2026. In addition, the Company paid the applicable accrued and unpaid interest relating to these notes.

Interest expense related to nonconvertible senior notes consists primarily of coupon interest expense of $184 million and $353 million for the three and six months ended June 30, 2026, respectively, and $161 million and $305 million for the three and six months ended June 30, 2025, respectively.

The Company recognized the following activity related to the conversion option of the convertible senior notes that matured in May 2025 in its Unaudited Consolidated Statements of Operations:

(In millions)	Classification in Unaudited Consolidated Statements of Operations	Three Months Ended	Six Months Ended
		June 30, 2025	June 30, 2025
Change in fair value of the embedded derivative	Other income (expense), net	$5	$163
Amortization of debt discount	Interest expense	(131)	(523)
Total charges		$(126)	$(360)

10.    TREASURY STOCK AND DIVIDENDS

At June 30, 2026, the Company had a total remaining authorization of $14.5 billion related to the $20 billion share repurchase program authorized by the Board in 2025. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities:

(In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	22	$3,787	7	$1,354	42	$7,454	16	$3,117
General authorization for shares withheld on stock award vesting	—	5	—	17	2	360	3	508
Total	22	$3,792	7	$1,371	44	$7,814	19	$3,625

The cash remitted for shares withheld on stock award vesting is included in financing activities in the Unaudited Consolidated Statements of Cash Flows and may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. As of June 30, 2026 and December 31, 2025, the Company recorded estimated liabilities of $70 million and $52 million, respectively, related to excise taxes on share repurchases, which are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

During the six months ended June 30, 2026 and 2025, the Board declared quarterly cash dividends of $0.42 and $0.38, respectively, per share of common stock and the Company paid $664 million and $631 million, respectively, in total cash dividends. In August 2026, the Board declared a cash dividend of $0.42 per share of common stock, payable on September 30, 2026 to stockholders of record as of the close of business on September 11, 2026.

11.    INCOME TAXES

Income tax expense consists of U.S. and international income taxes, determined using an estimate of the Company's annual effective tax rate, which is based upon the applicable tax rates and tax laws of the countries in which the income is generated.

The Company's effective tax rates for the three and six months ended June 30, 2026 were 23.8% and 23.4%, respectively, compared to 18.9% and 18.1% for the three and six months ended June 30, 2025, respectively. The Company's 2026 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, a valuation allowance relating to the carryforward of U.S. federal interest expense and certain other deferred tax assets, certain non-deductible expenses, unrecognized tax benefits, and U.S. federal and state tax associated with the Company's international earnings, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). The Company's 2025 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by higher international tax rates, U.S. federal and state tax associated with the Company's international earnings, and certain non-deductible expenses.

The Company's effective tax rate for the three months ended June 30, 2026 was higher than the effective tax rate for the three months ended June 30, 2025, primarily due to higher unrecognized tax benefits, a valuation allowance relating to the carryforward of U.S. federal interest expense, and certain higher discrete tax expenses, partially offset by lower U.S. federal tax associated with the Company's international earnings.

The Company's effective tax rate for the six months ended June 30, 2026 was higher than the effective tax rate for the six months ended June 30, 2025, primarily due to lower discrete tax benefits related to stock-based compensation, higher unrecognized tax benefits, and a valuation allowance relating to the carryforward of U.S. federal interest expense, partially offset by lower U.S. federal tax associated with the Company's international earnings.

The One Big Beautiful Bill Act (the "BBB Act") made changes to certain international, foreign tax credit, and domestic tax provisions in the U.S. effective in 2025 and 2026. Certain provisions of the BBB Act that are effective in 2026 and impact the Company's effective tax rate include U.S. interest expense limitation rules and utilization of additional foreign tax credits in calculating U.S. federal tax associated with the Company's international earnings.

During the three and six months ended June 30, 2026 and 2025, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and six months ended June 30, 2026 and 2025 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at June 30, 2026 and December 31, 2025 was $313 million and $250 million, respectively. As of June 30, 2026, net unrecognized tax benefits of $302 million, if recognized, would impact the effective tax rate. As of June 30, 2026 and December 31, 2025, total gross interest and penalties accrued was $9 million and $7 million, respectively. The increase in unrecognized tax benefits primarily relates to certain 2018 U.S. federal taxes of the Company that may be impacted by the April 2026 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner. The majority of unrecognized tax benefits are included in "Other assets, net" in the Unaudited Consolidated Balance Sheet as of June 30, 2026.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component:

(In millions)	Foreign currency translation adjustments				Total AOCI, net of tax
	Foreign currency translation		Net investment hedges
	Before tax	Tax	Before tax	Tax
Three Months Ended June 30, 2026
Balance, March 31, 2026	$(416)	$103	$15	$(12)	$(310)
Other comprehensive (loss) income ("OCI") for the period	(41)	3	—	—	(38)
Balance, June 30, 2026	$(457)	$106	$15	$(12)	$(348)
Six Months Ended June 30, 2026
Balance, December 31, 2025	$(343)	$50	$15	$(12)	$(290)
OCI for the period	(114)	56	—	—	(58)
Balance, June 30, 2026	$(457)	$106	$15	$(12)	$(348)

Three Months Ended June 30, 2025
Balance, March 31, 2025	$(642)	$89	$227	$(61)	$(387)
OCI for the period	295	(50)	(210)	49	84
Balance, June 30, 2025	$(347)	$39	$17	$(12)	$(303)
Six Months Ended June 30, 2025
Balance, December 31, 2024	$(769)	$130	$356	$(92)	$(375)
OCI for the period	422	(91)	(339)	80	72
Balance, June 30, 2025	$(347)	$39	$17	$(12)	$(303)

In 2025 and certain earlier periods, the Company designated certain portions of the aggregate principal value of the Euro-denominated debt (see Note 9) as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the six months ended June 30, 2025, the portion of Euro-denominated debt designated as a net investment hedge ranged in value from $2.3 billion to $4.0 billion.

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

The Company is and has been the subject of investigations or inquiries by national competition authorities and other authorities regarding competition law matters, consumer protection issues, and other areas, such as with respect to the scope of its contractual parity provisions with partners, pricing tools or programs offered to partners, or the ranking criteria used in displaying results to consumers, and from time to time has made commitments regarding future business practices or activities. For example, the Company has previously made voluntary commitments related to showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings, and adjusting how discounts and statements concerning popularity or availability are shown. Some investigations have resulted in fines and the Company could incur additional fines and/or be restricted in certain of its business practices in the future. To the extent that investigations or inquiries result in commitments, fines, damages, or other remedies or changes to its business, the Company's business, financial condition, and results of operations could be harmed.

In July 2026, the Federal Trade Commission (the "FTC") staff informed Priceline that they intend to recommend that the FTC files a complaint against Priceline and a business-to-business affiliate partner of Priceline asserting unfair or deceptive business practices related to disclosures, fees, customer support, and billing practices. Priceline does not agree with the FTC's position and remains in discussions to resolve the matter. As a result of this investigation and possible litigation, Priceline could agree to commitments to change its business practices and the Company may be subject to damages or penalties, any of which could harm the Company's business, results of operations, and reputation.

In 2024, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") imposed a fine and restricted certain of Booking.com's business practices such as those relating to contractual parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to consumers. Booking.com does not agree with the rationale stated in the decision and the restrictions imposed, and has filed an appeal. In February 2025, the Spanish National Court ruled that the CNMC decision, including payment of the fine, is suspended pending the outcome of the appeal. The CNMC and certain third parties have sought to clarify the scope of the court's ruling, including its suspensory effect. Although the Company disagrees with the rationale stated in the CNMC decision, it recorded a liability for this matter with $472 million and $485 million included in "Other long-term liabilities" in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

In 2017, the Swiss Price Surveillance Office (the "Swiss PSO") opened an investigation into the level of commissions of Booking.com in Switzerland. In 2025, Booking.com received a negative decision ordering a reduction of its average commission level for hotels located in Switzerland, which Booking.com disagrees with and has appealed. The Swiss PSO order is suspended pending the outcome of the appeal, and the ordered reduction in commissions would only be effective for a three-year period after a negative final judgment. The French Directorate General for Competition Policy, Consumer Affairs, and Fraud Control ("DGCCRF") issued a final order to Agoda to change certain of its business practices by October 2026 and additional discussions with the DGCCRF regarding its implementation are ongoing. In June 2025, the Hellenic Competition Commission (in Greece) opened a formal investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies and discussions with that Commission are ongoing. In August 2025, the Hungarian Competition Authority opened an investigation into whether certain practices by Booking.com may mislead consumers and discussions with that Authority are ongoing. If any of the investigations were to find that the Company's practices violated the respective laws, or as part of a negotiated resolution, the Company may face significant fines, restrictions on its business practices, follow-on investigations or litigation, and/or be required to make other commitments.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation, judgments, or issues have in the past resulted in and could in the future result in private litigation. The Company is currently involved in such litigation and/or aware of such potential litigation. For example, German hotels filed parity-related claims against Booking.com and that litigation is ongoing. Additionally, the Company is aware that hotel associations, consumer associations, and law firms in various jurisdictions, including in Spain, France, and the United Kingdom, may potentially bring class actions on behalf of European hotels and consumers against Booking.com relating to the historical use of contractual parity provisions. In the Netherlands, two Dutch foundations filed such claims on behalf of European hotels and consumers, respectively, with the consumer claim further alleging that Booking.com and Agoda employed misleading practices. The Company has defended against and intends to continue to defend itself against such claims. However, class action and mass claim litigation, whether related to competition, consumer, privacy, or other claims, can be time-consuming, costly, and unpredictable, regardless of merit. There may be evolving jurisprudence and less experience with such matters in certain of the markets where the Company is or may be involved in such litigation, making outcomes less certain and harder to forecast. If the Company were to be found liable, it could result in, among other things, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

The Company is involved in various tax-related audits, investigations, and litigation relating to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), withholding taxes, and other taxes. During 2026, an audit commenced of the Company's refund claim relating to its 2018 federal one-time deemed repatriation liability, resulting from the 2024 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme it historically participated in. BPF instituted legal proceedings against Booking.com B.V. (which were continued by BPF's legal successor, Pension Fund PGB ("PGB")) and, in January 2024, a Dutch Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the PGB with retroactive effect to 1999. Booking.com B.V. appealed the decision but, after a final ruling by the Dutch Supreme Court in March 2025, changed its pension scheme going forward and with retroactive effect to 1999, in line with the outcome of the litigation and arrangement with PGB. In the first quarter of 2025, the Company reduced the pension liability to reflect the arrangement with PGB which became effective during the period. The impact of the reduction in the pension liability of $167 million is recorded in "Personnel" expenses in the Unaudited Consolidated Statement of Operations for the six months ended June 30, 2025. There may be additional claims with respect to the eligibility of certain employees in scope of the scheme, which may result in certain additional costs.

From time to time, the Company notifies the competent authority, such as the Dutch data protection authority in accordance with its obligations under the General Data Protection Regulation, of certain data security incidents. For example, in April 2026 Booking.com notified certain data protection authorities when it detected that unauthorized third parties were able to access certain guests' booking information. Booking.com remediated the issue and is cooperating with relevant authorities. The Company is likely to face follow-on investigations or litigation, and may receive a fine or be required to make commitments to data protection authorities, consumers, or partners following notification of a data security incident.

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

In the first quarter of 2026, the Company entered into favorable settlement agreements to resolve litigation matters in which it was a plaintiff, for which it received a benefit of $89 million. The benefit is recorded in "General and administrative" expenses in the Unaudited Consolidated Statement of Operations for the six months ended June 30, 2026.

The Company accrues for certain other legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

Other Contractual Obligations and Contingencies

The Company had $1.3 billion and $874 million of standby letters of credit and bank guarantees issued on its behalf as of June 30, 2026 and December 31, 2025, respectively, including those issued under the revolving credit facility (see Note 9). These were obtained primarily for regulatory purposes and in connection with certain of the litigation matters disclosed above.

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

14.    SEGMENT REPORTING

See Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Company's segment reporting. The following table presents information on the Company's reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Total revenues	$7,352	$6,798	$12,884	$11,560
Marketing expenses	2,371	2,139	4,439	3,916
Sales and other expenses	942	899	1,760	1,601
Personnel expenses	833	824	1,667	1,613
Other segment items	575	500	1,125	951
Segment Adjusted EBITDA less Capex	$2,631	$2,436	$3,893	$3,479

The following table presents the reconciliation of the Company's segment Adjusted EBITDA less Capex to Income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Segment Adjusted EBITDA less Capex	$2,631	$2,436	$3,893	$3,479
Additions to property and equipment	80	60	162	170
Adjustment related to the Netherlands pension fund matter (1)	—	(6)	—	123
Gain related to settlement of litigation matters (1)	—	—	89	—
Depreciation and amortization (2)	(129)	(158)	(260)	(312)
Transformation costs (3)	(29)	(36)	(52)	(68)
Interest expense (2)	(300)	(418)	(553)	(1,067)
Interest and dividend income (2)	201	234	388	475
Net (losses) gains on equity securities (4)	(25)	21	(132)	24
Foreign currency transaction gains (losses) on the remeasurement of certain Euro-denominated debt and accrued interest and gains on debt-related foreign currency derivative instruments (4)	195	(961)	528	(1,350)
Change in fair value of the conversion option related to the convertible senior notes (5)	—	5	—	163
Other (6)	(64)	(73)	(104)	(137)
Income before income taxes	$2,560	$1,104	$3,959	$1,500
(1)    See Note 13 for additional information.
(2)    See the Unaudited Consolidated Statements of Operations.
(3)    See Note 17 for additional information.
(4)    See Note 15 for additional information.
(5)    See Note 9 for additional information.
(6)    Primarily consists of the expenses of corporate headquarters and certain other functional departments.

Stock-based compensation included in the determination of segment Adjusted EBITDA less Capex was $123 million and $249 million for the three and six months ended June 30, 2026, respectively, and $137 million and $267 million for the three and six months ended June 30, 2025, respectively.

15.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Foreign currency transaction gains (losses) (1)	$180	$(989)	$482	$(1,409)
Change in fair value of the conversion option related to the convertible senior notes (2)	—	5	—	163
Other (3)	(21)	22	(129)	26
Other income (expense), net	$159	$(962)	$353	$(1,220)
(1)    Includes gains of $195 million and $528 million for the three and six months ended June 30, 2026, respectively, and losses of $961 million and $1.4 billion for the three and six months ended June 30, 2025, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 12). Foreign currency transaction gains (losses) also includes gains and losses related to derivative contracts (see Note 6).
(2)    See Note 9 for additional information.
(3)    Includes net losses on equity securities with readily determinable fair values of $25 million and $132 million for the three and six months ended June 30, 2026, respectively, and gains of $21 million and $24 million for the three and six months ended June 30, 2025, respectively. See Note 5 for additional information.

16.    SUPPLEMENTAL CASH FLOW INFORMATION

As of June 30, 2026 and December 31, 2025, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows due to restricted cash and cash equivalents of $294 million and $66 million, respectively, which are included in "Other current assets" in the Consolidated Balance Sheets. Restricted cash and cash equivalents are primarily related to certain cash payments received from travelers on behalf of travel service providers and the associated cash flows are included in "Other financing activities" in the Unaudited Consolidated Statements of Cash Flows.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $21 million and $24 million for the six months ended June 30, 2026 and 2025, respectively. See Note 10 for additional information on noncash financing activity related to share repurchases.

During the six months ended June 30, 2026 and 2025, the Company made income tax payments of $1.6 billion and $1.5 billion, respectively, and interest payments of $576 million and $559 million, respectively.

17.    TRANSFORMATION COSTS

In the fourth quarter of 2024, the Company began the implementation of certain organizational changes as part of a transformation program and currently expects that the restructuring costs and accelerated investments related to the program will largely be incurred by the end of 2027. For the three and six months ended June 30, 2026 and 2025, Transformation costs primarily consisted of professional fees and employee termination benefits.

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

Global room nights increased 5% year-over-year in the second quarter of 2026, compared to 6% in the first quarter of 2026. The sequential slowdown primarily reflected the continued impact of the conflict in the Middle East throughout the second quarter, whereas the first quarter was partially affected, primarily in March, following the onset of the conflict.

During the second quarter, the conflict in the Middle East continued to affect travel demand trends. While direct impacts on travel within the region largely normalized during June, there were continued indirect impacts, including elevated flight ticket prices, reduced flight capacity on certain international routes, and decreased long-haul international travel demand. At the same time, domestic travel, meaning travel within a traveler's own country, and short-haul regional travel remained relatively healthy, including within Europe, partially offsetting decreased long-haul international travel.

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

The cancellation rate in the second quarter of 2026 was lower than the second quarter of 2025. While the conflict in the Middle East continued to affect travel demand during the second quarter, cancellation rates normalized following the elevated levels in March 2026 immediately after the onset of the conflict. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expenses at the time a booking is made even though that booking could be canceled in the future.

In the second quarter of 2026, our global average daily rates ("ADRs") on a constant currency basis were approximately 2% higher than the prior year primarily driven by higher ADRs in Europe and the U.S. Our global ADRs were not materially impacted by changes in regional mix in the second quarter of 2026.

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

Our mobile apps are an important platform for delivering the Connected Trip experience, allowing us to engage directly with travelers throughout their journey. The mix of our room nights booked on our mobile apps over the trailing twelve months ended June 30, 2026, was a high-fifties percentage, up from a mid-fifties percentage over the trailing twelve months ended June 30, 2025. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with them. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

We continue to expand our merchant service offerings as part of a broader strategy to provide more payment options to travelers and travel service providers, increase the variety of our accommodations, and enable our long-term Connected Trip strategy. These merchant services allow us to facilitate payments from travelers and offer secure, flexible transaction terms, such as varied payment forms, currencies, and timing. The mix of our total gross bookings generated on a merchant basis across the Company was 73% in the second quarter of 2026, an increase from 69% in the second quarter of 2025 due to the ongoing shift from agency to merchant bookings at Booking.com. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Over the trailing twelve months ended June 30, 2026, the incremental revenues from facilitating payments were greater than the associated incremental variable expenses.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total performance and brand marketing expenses, which are substantially variable in nature, were $2.4 billion in the second quarter of 2026, up 11% versus the second quarter of 2025, primarily reflecting year-over-year growth in travel demand, continued investment in performance marketing channels where returns remained attractive, and the impact of changes in foreign currency exchange rates. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing (i.e., business-to-business or "B2B"), meta search, and social media channels to generate bookings through our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising, as well as sponsorships and other brand-building activities.

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

Marketing efficiency is also impacted by the extent to which consumers book directly with us. The mix of total room nights booked by consumers coming directly to our platforms was a mid-fifties percentage over the trailing twelve months ended June 30, 2026 and June 30, 2025, respectively. In both periods, the mix was higher if we exclude the room nights booked through the B2B channel. This was achieved despite declines in traffic through organic or unpaid search results, which is what we call Search Engine Optimization ("SEO"). Room nights booked through the SEO channel remain a small component of our overall room nights. While we seek to adapt to evolving search engine dynamics, we expect SEO traffic to decline in the short to medium term, which may lead to increased spend in paid marketing channels.

Booking.com had approximately 4.7 million total properties on its website at June 30, 2026, representing an increase from approximately 4.3 million total properties at June 30, 2025. At June 30, 2026, Booking.com's website had over 4.1 million alternative accommodation properties (including homes, apartments, and other unique places to stay) and over 500,000 hotels, motels, and resorts.

The mix of Booking.com's room nights booked for alternative accommodation properties in the second quarter of 2026 was approximately 37%, in line with the second quarter of 2025, reflecting, in part, lower alternative accommodation room night growth in the Middle East. Over the past several years, alternative accommodations were increasing as a percentage of Booking.com's room nights, reflecting growth in consumer demand for these types of properties and an increase in the number and variety of alternative accommodation properties available on Booking.com. We may experience lower profit margins due to additional costs from offering alternative accommodations, such as increased customer service or certain partner related costs. As our alternative accommodation business grows, these different characteristics may negatively impact our profit margins.

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

In the fourth quarter of 2024, we began the implementation of organizational changes to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving our offering to travelers and partners, and better position our business for the long term (the "Transformation Program"). The Transformation Program resulted in approximately $250 million in savings in 2025 and, as of the end of 2025, enabled approximately $550 million in annual run-rate savings. As we continued to execute on the Transformation Program, we identified additional opportunities, increasing our expected annual run-rate savings to approximately $650 million. We expect the majority of the incremental savings above the approximately $550 million annual run-rate level enabled as of the end of 2025 to be realized in 2027. We expect that the restructuring costs and accelerated investments related to the Transformation Program will largely be incurred by the end of 2027 and are estimated to be, in the aggregate, less than one times the expected annual run-rate savings.

Many taxing authorities seek to increase tax revenues and have targeted large multinational technology companies. Many jurisdictions, particularly in the EU, have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenues earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Rates for these taxes range from 1.5% to 10% of revenues deemed generated in the jurisdiction. We record the applicable digital services taxes in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations. The One Big Beautiful Bill Act (the "BBB Act") made changes to certain international, foreign tax credit, and domestic tax provisions in the U.S. effective in 2025 and 2026. Certain provisions of the BBB Act that are effective in 2026 and impact our effective tax rate include U.S. interest expense limitation rules and utilization of additional foreign tax credits in calculating U.S. federal tax associated with our international earnings. The impact of the BBB Act could have a negative impact on our results of operations and cash flows. See Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates (principally related to Euros and British Pounds Sterling). As a result of these movements, the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total revenues increased by approximately 8% in the second quarter of 2026 as compared to the second quarter of 2025, including a benefit of about 1% from changes in foreign currency exchange rates. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

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

Results of Operations
Three and Six Months Ended June 30, 2026 compared to the Three and Six Months Ended June 30, 2025

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our Operating and Statistical Metrics, including room nights, rental car days, flight tickets, and merchant and agency gross bookings.

Room nights, rental car days, and flight tickets reserved through our services were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Room nights	325	309	5.3%	662	627	5.6%
Rental car days	23	24	(6.5)%	44	47	(5.7)%
Flight tickets	17	16	3.7%	38	33	16.0%

For the three and six months ended June 30, 2026, room nights reserved through our services increased year-over-year, driven primarily by growth in all key regions. In the second quarter of 2026, the Rest of World region, which includes the Middle East, returned to year-over-year growth following a decline in the first quarter due to the onset of the conflict in the Middle East. While direct impacts on travel within the region largely normalized in the second quarter, there were continued indirect impacts including elevated flight ticket prices, reduced flight capacity on certain routes, and a decrease in long-haul international travel demand, which negatively impacted overall room night growth. Rental car days reserved through our services decreased year-over-year for the three and six months ended June 30, 2026, primarily reflecting lower partner volume, as well as the impact of higher average daily car rental prices and the conflict in the Middle East on travel demand. Flight tickets reserved through our services increased year-over-year for the three and six months ended June 30, 2026 driven by the expansion of our flight offerings, partially offset by the impact of elevated ticket prices, reduced flight capacity on certain routes, and a decrease in long-haul international travel demand, in each case related to impacts of the conflict in the Middle East.

Gross bookings resulting from reservations of room nights, rental car days, and flight tickets made through our merchant and agency categories were as follows (numbers may not total due to rounding):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Merchant gross bookings	$36,996	$32,305	14.5%	$75,732	$63,474	19.3%
Agency gross bookings	13,961	14,432	(3.3)%	28,984	29,931	(3.2)%
Total gross bookings	$50,957	$46,736	9.0%	$104,716	$93,406	12.1%

For the three and six months ended June 30, 2026, the year-over-year increase in merchant gross bookings was due primarily to growth in accommodation reservation services and flight reservation services at Booking.com, Agoda, and Priceline. Merchant gross bookings also increased year-over-year and agency gross bookings decreased year-over-year for the period due to the ongoing shift from agency to merchant bookings at Booking.com.

The year-over-year increase in total gross bookings for the three months ended June 30, 2026 was due to a 5% increase in room nights, approximately 2% higher constant currency ADRs, a positive impact from changes in foreign currency exchange rates of about 1%, and a positive impact from the growth in flight gross bookings.

The year-over-year increase in total gross bookings for the six months ended June 30, 2026 was due to a 6% increase in room nights, about 4% positive impact from changes in foreign currency exchange rates, approximately 2% higher constant currency ADRs, and a positive impact from the growth in flight gross bookings.

Flight gross bookings increased 12% and 18% year-over-year for the three and six months ended June 30, 2026, respectively, due to higher average flight ticket prices and flight ticket growth. Higher average flight ticket prices in the second quarter were driven in part by higher fuel costs associated with the conflict in the Middle East. Rental car gross bookings decreased 1% year-over-year for the three months ended June 30, 2026 due to a decrease in rental car days growth, partially offset by higher average daily car rental prices. Rental car gross bookings increased 3% year-over-year for the six months ended June 30, 2026 due to higher average daily car rental prices, partially offset by a decrease in rental car days growth.

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

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Merchant revenues	$5,127	$4,457	15.0%	$8,825	$7,375	19.7%
Agency revenues	1,903	2,044	(6.9)%	3,431	3,608	(4.9)%
Advertising and other revenues	322	297	8.1%	628	577	8.8%
Total revenues	$7,352	$6,798	8.1%	$12,884	$11,560	11.5%
% of Total gross bookings	14.4%	14.5%		12.3%	12.4%

For the three and six months ended June 30, 2026, the year-over-year increase in merchant revenues was driven primarily by growth in accommodation reservation services at Booking.com and its ongoing shift from agency to merchant revenues. This shift also contributed to the year-over-year decrease in agency revenues. Advertising and other revenues increased year-over-year for the period due to growth at OpenTable and growth in advertising revenues at Booking.com.

Total revenues as a percentage of gross bookings decreased year-over-year for the three and six months ended June 30, 2026 due to a negative impact from the timing of booking versus travel, partially offset by an increase in revenues related to facilitating payments.

Operating Expenses

See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the components of our operating expenses and the related accounting policies. The year-over-year growth in our total operating expenses for the three and six months ended June 30, 2026 was increased in part by changes in foreign currency exchange rates.

Marketing Expenses

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Marketing expenses	$2,371	$2,139	10.8%	$4,439	$3,916	13.4%
% of Total gross bookings	4.7%	4.6%		4.2%	4.2%
% of Total revenues	32.2%	31.5%		34.5%	33.9%

Our marketing expenses, which are substantially variable in nature, increased year-over-year for the three and six months ended June 30, 2026, due to efforts to drive additional gross bookings and revenues and changes in foreign currency exchange rates. Marketing expenses as a percentage of total gross bookings in the three months ended June 30, 2026 were slightly higher than the three months ended June 30, 2025, driven primarily by declines in SEO, which remains a small component of our overall distribution mix, as well as changes in paid traffic mix and investments in paid marketing channels at attractive ROIs. For the six months ended June 30, 2026, marketing expenses as a percentage of gross bookings was negatively impacted by the onset of the conflict in the Middle East in the first quarter of 2026, as certain performance marketing expenses yielded diminished or negligible returns as bookings sourced through paid channels were subsequently canceled resulting in lower average ROIs.

Sales and Other Expenses

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Sales and other expenses	$942	$899	4.8%	$1,746	$1,601	9.1%
% of Total gross bookings	1.9%	1.9%		1.7%	1.7%
% of Total revenues	12.8%	13.2%		13.6%	13.9%

Sales and other expenses, which are substantially variable in nature, increased year-over-year for the three and six months ended June 30, 2026 due primarily to an increase in merchant transaction costs of $37 million and $149 million, respectively, related to the ongoing shift from agency to merchant transactions at Booking.com, as well as due to changes in foreign currency exchange rates. Sales and other expenses as a percentage of total revenues decreased year-over-year for the three months ended June 30, 2026 primarily due to efficiencies in third-party customer service costs. Sales and other expenses as a percentage of total revenues decreased year-over-year for the six months ended June 30, 2026 primarily due to efficiencies in third-party customer service costs, and a benefit of $31 million resulting from the March 2026 repeal of Canadian digital services taxes related to prior years, partially offset by the impact of increased merchant transactions costs, which grew faster than total revenue.

Personnel

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Personnel	$900	$896	0.5%	$1,793	$1,589	12.8%
% of Total revenues	12.2%	13.2%		13.9%	13.7%

Personnel expenses increased slightly year-over-year for the three months ended June 30, 2026 primarily due to an increase in salary expenses partially driven by changes in foreign currency exchange rates, partially offset by a decrease in stock-based compensation expense. Personnel expenses increased year-over-year for the six months ended June 30, 2026 primarily due to the impact of a $170 million reduction during the three months ended March 31, 2025 in the accrual related to the Netherlands pension fund matter, as well as due to changes in foreign currency exchange rates. Employee headcount increased 3% year-over-year to approximately 25,550 as of June 30, 2026.

General and Administrative

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
General and administrative	$217	$199	8.9%	$317	$341	(7.0)%
% of Total revenues	2.9%	2.9%		2.5%	2.9%

General and administrative expenses increased year-over-year for the three months ended June 30, 2026 primarily due to an increase in certain travel transaction taxes and changes in foreign currency exchange rates. General and administrative expenses decreased year-over-year for the six months ended June 30, 2026 primarily due to the $89 million benefit from the settlement of certain litigation matters (see Note 13 to the Unaudited Consolidated Financial Statements), partially offset by an increase in certain travel transaction taxes and changes in foreign currency exchange rates.

Information Technology

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Information technology	$263	$219	20.1%	$503	$419	19.9%
% of Total revenues	3.6%	3.2%		3.9%	3.6%

Information technology expenses increased year-over-year for the three and six months ended June 30, 2026 due primarily to an increase in cloud computing costs and software license fees, as well as changes in foreign currency exchange rates.

Depreciation and Amortization

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Depreciation and amortization	$129	$158	(18.3)%	$260	$312	(16.8)%
% of Total revenues	1.8%	2.3%		2.0%	2.7%

Depreciation and amortization expenses decreased year-over-year for the three and six months ended June 30, 2026 due primarily to decreased amortization expense related to intangible assets and internally-developed software, partially offset by changes in foreign currency exchange rates.

Transformation Costs

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Transformation costs	$30	$38	(19.3)%	$55	$70	(20.5)%

See "Trends" above and Note 17 to our Unaudited Consolidated Financial Statements for additional information on the Transformation Program. Transformation costs decreased year-over-year for the three and six months ended June 30, 2026 due primarily to lower costs related to employee termination benefits.

Interest Expense and Interest and Dividend Income

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Interest expense	$(300)	$(418)	(28.2)%	$(553)	$(1,067)	(48.2)%
Interest and dividend income	201	234	(14.1)%	388	475	(18.3)%

Interest expense decreased year-over-year for the three and six months ended June 30, 2026 primarily due to the amortization in 2025 of debt discount related to the convertible senior notes that matured in May 2025 (see Note 9 to our Unaudited Consolidated Financial Statements). Interest and dividend income decreased year-over-year for the three and six months ended June 30, 2026 primarily due to lower interest rates. In addition, we have certain cash management activities with related interest expense and interest income.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Other income (expense), net	$159	$(962)	$353	$(1,220)

See Note 15 to our Unaudited Consolidated Financial Statements for additional information.

Income Taxes

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Income tax expense	$610	$209	191.3%	$926	$272	240.8%
% of Income before income taxes	23.8%	18.9%		23.4%	18.1%

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

Cash, cash equivalents, and investments
At June 30, 2026, we had $17.7 billion in cash, cash equivalents, and investments, of which approximately $14.7 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, British Pounds Sterling, and U.S. Dollars. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements.

Deferred merchant bookings
Deferred merchant bookings of $10.1 billion at June 30, 2026 includes cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

Debt
Our revolving credit facility extends a revolving line of credit up to $2 billion to us. As of June 30, 2026, we are in compliance with the maximum leverage ratio covenant under the facility, which is a condition to our ability to borrow.

Our outstanding senior notes at June 30, 2026 had cumulative interest to maturity (based on coupon interest rates) of $6.3 billion, with $754 million payable within the next twelve months.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information.

Share repurchases and dividends
At June 30, 2026, we had a total remaining authorization of $14.5 billion related to the share repurchase program authorized by our Board of Directors (the "Board"). In August 2026, the Board declared a cash dividend of $0.42 per share of common stock, payable on September 30, 2026 to stockholders of record as of the close of business on September 11, 2026.

See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

Commitments, contingencies, and other
At June 30, 2026, we had, in the aggregate, $1.2 billion of non-cancellable purchase obligations individually greater than $10 million, of which $362 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction. At June 30, 2026, we had lease obligations of $744 million, of which $136 million is payable within the next twelve months.

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

Cash Flow Analysis

See our Unaudited Consolidated Statements of Cash Flows for additional information related to our cash flows.

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities	$6,934	$6,484
Net cash used in investing activities	(196)	(179)
Net cash used in financing activities	(6,220)	(5,764)

Net cash provided by operating activities for the six months ended June 30, 2026 resulted from net income of $3.0 billion, a favorable net impact from adjustments for non-cash and other items of $510 million, and a favorable net change in working capital and other assets and liabilities of $3.4 billion. Non-cash and other items were principally associated with unrealized foreign currency transaction gains related to Euro-denominated debt, stock-based compensation expense, depreciation and amortization, provision for expected credit losses and chargebacks, and net losses on equity securities. Deferred merchant bookings and other current liabilities increased by $4.2 billion during the period, primarily due to higher business volumes. Merchant revenues increased while agency revenues decreased year-over-year for the period due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Net cash provided by operating activities for the six months ended June 30, 2025 resulted from net income of $1.2 billion, a favorable net impact from adjustments for non-cash and other items of $2.2 billion, and a favorable net change in working capital and other assets and liabilities of $3.1 billion. Non-cash and other items were principally associated with unrealized foreign currency transaction losses related to Euro-denominated debt, deferred income taxes, adjustments related to the convertible senior notes, depreciation and amortization, stock-based compensation expense, and provision for expected credit losses and chargebacks. Deferred merchant bookings and other current liabilities increased by $3.8 billion and accounts receivable increased by $1.1 billion during the period, primarily due to higher business volumes.

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 resulted principally from payments for property and equipment.

Net cash used in financing activities for the six months ended June 30, 2026 resulted principally from the repurchase of common stock of $7.8 billion, payments of $1 billion on the maturity of debt, and dividend payments of $664 million, partially offset by the proceeds from the issuance of long-term debt of $3.0 billion. Net cash used in financing activities for the six months ended June 30, 2025 resulted principally from the repurchase of common stock of $3.7 billion, payments of $3.5 billion on the maturity of debt, including the conversion premium on the convertible senior notes, and dividend payments of $631 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion.

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

See Note 9 to our Unaudited Consolidated Financial Statements for information about our outstanding senior notes. A hypothetical 100 basis point (1.0%) decrease in interest rates, at June 30, 2026, would have resulted in an increase of approximately $1.2 billion in the estimated fair value of our outstanding debt.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased year-over-year by 9% and 12% for the three and six months ended June 30, 2026, respectively, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant currency basis by approximately 8% for both periods. Our total revenues increased year-over-year by 8% and 11% for the three and six months ended June 30, 2026, respectively, including benefits of about 1% and 3%, respectively, from changes in foreign currency exchange rates. See Notes 6, 12, and 15 to our Unaudited Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, and the impact of such changes on the increase in our revenues and operating margins.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. A hypothetical 10% decrease in the fair values at June 30, 2026 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $45 million being recognized in net income.

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

We continue to monitor ongoing changes to systems and processes to determine the impact on internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). No change in our internal control over financial reporting occurred during the three months ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2026, and is incorporated into this Part II, Item 1 by reference thereto.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For a discussion of such risks, please refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), as supplemented by the risk factor set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (Dollars in Billions)
April 1, 2026 –	7,056,917	(2)	$178.49	7,056,917	$16.9	(2)
April 30, 2026	124	(3)	$174.04	N/A	N/A

May 1, 2026 –	7,557,492	(2)	$162.76	7,557,492	$15.7	(2)
May 31, 2026	30,502	(3)	$158.56	N/A	N/A

June 1, 2026 –	7,376,726	(2)	$170.81	7,376,726	$14.5	(2)
June 30, 2026	954	(3)	$173.62	N/A	N/A
Total	22,022,715			21,991,135	$14.5
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on February 20, 2025, whereby we were authorized to repurchase up to $20 billion of our common stock.
(3)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended June 30, 2026 to previously withheld share amounts that reflect changes to the estimates of employee tax withholding obligations.

Item 5. Other Information

On May 13, 2026, Ewout Steenbergen, Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,000 shares of the Company's common stock with sales starting on August 12, 2026 and ending on March 31, 2027.

On June 1, 2026, Paulo Pisano, Chief Human Resources Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) 36,000 shares of the Company's common stock as well as (ii) a designated percentage of the net number of the shares resulting from the vesting of his performance share units and restricted stock units that vest in March 2027, with sales starting on August 31, 2026 and ending on August 17, 2027.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation.
3.4(a)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of October 16, 2025.
4.1(b)	Form of 3.500% Senior Note due 2030.
4.2(b)	Form of 4.000% Senior Note due 2034.
4.3(c)	Form of 5.375% Senior Note due 2036.
4.4(b)	Form of 4.500% Senior Note due 2039.
4.5(b)	Officers' Certificate, dated May 11, 2026, with respect to the 3.500% Senior Note due 2030 issued pursuant to the Base Indenture.
4.6(b)	Officers' Certificate, dated May 11, 2026, with respect to the 4.000% Senior Note due 2034 issued pursuant to the Base Indenture.
4.7(c)	Officers' Certificate, dated May 7, 2026, with respect to the 5.375% Senior Note due 2036 issued pursuant to the Base Indenture.
4.8(b)	Officers' Certificate, dated May 11, 2026, with respect to the 4.500% Senior Note due 2039 issued pursuant to the Base Indenture.
4.9(b)	Agency Agreement, dated as of May 11, 2026, by and between Booking Holdings Inc., as issuer, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar and trustee.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).
(a)    Previously filed as an exhibit to the Current Report on Form 8-K filed on October 17, 2025 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on May 11, 2026 and incorporated herein by reference.
(c)    Previously filed as an exhibit to the Current Report on Form 8-K filed on May 7, 2026 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	August 4, 2026	By:	/s/ Ewout L. Steenbergen
Name: Ewout L. Steenbergen Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)