Form 10-Q
period 2026-09-30
Booking Holdings Inc.
filed 2026-11-03
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock outstanding at October 26, 2026:

Common Stock, par value $0.008 per share	743,701,257
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended September 30, 2026

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,814	$17,203
Accounts receivable, net (Allowance for expected credit losses of $153 and $137, respectively)	4,317	3,820
Prepaid expenses, net	572	611
Other current assets	889	630
Total current assets	21,592	22,264
Property and equipment, net	748	807
Operating lease assets	591	632
Intangible assets, net	759	918
Goodwill	2,671	2,669
Long-term investments	435	582
Other assets, net	1,468	1,392
Total assets	$28,264	$29,264
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,221	$5,094
Accrued expenses and other current liabilities	5,713	4,454
Deferred merchant bookings	6,450	5,270
Short-term debt	1,987	1,880
Total current liabilities	19,371	16,698
Operating lease liabilities	515	557
Other long-term liabilities	711	731
Long-term debt	18,074	16,856
Total liabilities	38,671	34,842
Commitments and contingencies (see Note 13)
Stockholders' deficit:
Common stock, $0.008 par value, Authorized shares: 25,000 Issued shares: 1,618 and 1,613, respectively	13	13
Treasury stock: 872 and 816 shares, respectively	(64,249)	(54,315)
Additional paid-in capital	8,785	8,344
Retained earnings	45,446	40,670
Accumulated other comprehensive loss	(402)	(290)
Total stockholders' deficit	(10,407)	(5,578)
Total liabilities and stockholders' deficit	$28,264	$29,264

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Merchant revenues	$6,998	$6,131	$15,823	$13,506
Agency revenues	2,463	2,569	5,894	6,177
Advertising and other revenues	332	308	960	885
FTC matter (see Note 13)	(900)	—	(900)	—
Total revenues	8,893	9,008	21,777	20,568
Operating expenses:
Marketing expenses	2,588	2,340	7,027	6,256
Sales and other expenses	1,097	1,022	2,843	2,623
Personnel, including stock-based compensation of $145, $150, $426, and $446, respectively	944	945	2,737	2,534
General and administrative	338	254	655	595
Information technology	302	242	805	661
Depreciation and amortization	183	160	443	472
Impairment	—	457	—	457
Transformation costs	23	105	78	175
Total operating expenses	5,475	5,525	14,588	13,773
Operating income	3,418	3,483	7,189	6,795
Interest expense	(311)	(301)	(864)	(1,368)
Interest and dividend income	221	248	609	723
Other income (expense), net	95	39	448	(1,181)
Income before income taxes	3,423	3,469	7,382	4,969
Income tax expense	706	721	1,632	993
Net income	$2,717	$2,748	$5,750	$3,976
Net income applicable to common stockholders per basic common share	$3.62	$3.39	$7.47	$4.88
Weighted-average number of basic common shares outstanding	750	810	769	814
Net income applicable to common stockholders per diluted common share	$3.61	$3.38	$7.45	$4.86
Weighted-average number of diluted common shares outstanding	753	814	772	819

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$2,717	$2,748	$5,750	$3,976
Other comprehensive (loss) income, net of tax (1)	(54)	2	(112)	74
Comprehensive income	$2,663	$2,750	$5,638	$4,050
(1)    Consists of foreign currency translation adjustments (see Note 12).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Three Months Ended September 30, 2026
Balance, June 30, 2026	1,618	$13	(860)	$(62,129)	$8,635	$43,046	$(348)	$(10,783)
Net income	—	—	—	—	—	2,717	—	2,717
Other comprehensive loss, net of tax	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	150	—	—	150
Repurchase of common stock	—	—	(12)	(2,120)	—	—	—	(2,120)
Dividends	—	—	—	—	—	(317)	—	(317)
Balance, September 30, 2026	1,618	$13	(872)	$(64,249)	$8,785	$45,446	$(402)	$(10,407)

Nine Months Ended September 30, 2026
Balance, December 31, 2025	1,613	$13	(816)	$(54,315)	$8,344	$40,670	$(290)	$(5,578)
Net income	—	—	—	—	—	5,750	—	5,750
Other comprehensive loss, net of tax	—	—	—	—	—	—	(112)	(112)
Exercise of stock options and vesting of restricted stock units and performance share units	5	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	440	—	—	440
Repurchase of common stock	—	—	(56)	(9,934)	—	—	—	(9,934)
Dividends	—	—	—	—	—	(974)	—	(974)
Balance, September 30, 2026	1,618	$13	(872)	$(64,249)	$8,785	$45,446	$(402)	$(10,407)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Three Months Ended September 30, 2025
Balance, June 30, 2025	1,613	$13	(802)	$(51,502)	$8,016	$37,119	$(303)	$(6,657)
Net income	—	—	—	—	—	2,748	—	2,748
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2
Stock-based compensation	—	—	—	—	158	—	—	158
Repurchase of common stock	—	—	(3)	(673)	—	—	—	(673)
Dividends	—	—	—	—	—	(314)	—	(314)
Balance, September 30, 2025	1,613	$13	(805)	$(52,175)	$8,174	$39,553	$(301)	$(4,736)

Nine Months Ended September 30, 2025
Balance, December 31, 2024	1,607	$12	(783)	$(47,877)	$7,695	$36,525	$(375)	$(4,020)
Net income	—	—	—	—	—	3,976	—	3,976
Other comprehensive income, net of tax	—	—	—	—	—	—	74	74
Exercise of stock options and vesting of restricted stock units and performance share units	6	1	—	—	14	—	—	15
Stock-based compensation	—	—	—	—	465	—	—	465
Repurchase of common stock	—	—	(22)	(4,298)	—	—	—	(4,298)
Dividends	—	—	—	—	—	(948)	—	(948)
Balance, September 30, 2025	1,613	$13	(805)	$(52,175)	$8,174	$39,553	$(301)	$(4,736)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$5,750	$3,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443	472
Provision for expected credit losses and chargebacks	340	323
Deferred income taxes	(153)	(483)
Net losses (gains) on equity securities	153	(115)
Stock-based compensation expense	427	450
Operating lease amortization	102	105
Unrealized foreign currency transaction (gains) losses related to Euro-denominated debt	(655)	1,407
Impairment	—	457
Amortization of debt discount and change in fair value of the conversion option related to the convertible senior notes	—	360
Other	13	(17)
Changes in assets and liabilities:
Accounts receivable	(907)	(828)
Prepaid expenses and other current assets	(22)	104
Deferred merchant bookings and other current liabilities	2,600	1,377
Other	(20)	331
Net cash provided by operating activities	8,071	7,919
INVESTING ACTIVITIES:
Additions to property and equipment	(251)	(249)
Other investing activities	(15)	7
Net cash used in investing activities	(266)	(242)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	2,975	1,955
Payments on maturity and redemption of debt	(1,000)	(4,970)
Payments for repurchase of common stock	(9,900)	(4,321)
Dividends paid	(978)	(941)
Other financing activities	157	29
Net cash used in financing activities	(8,746)	(8,248)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(284)	905
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(1,225)	334
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	17,269	16,193
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$16,044	$16,527

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

2.    REVENUES

Revenues by Type of Service

Approximately 90% of the Company's merchant revenues, agency revenues, and advertising and other revenues, in the aggregate, for the three and nine months ended September 30, 2026 and 90% and 89% for the three and nine months ended September 30, 2025, respectively, relate to online accommodation reservation services. Revenues from all other sources of merchant revenues, agency revenues, and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

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

3.    STOCK-BASED COMPENSATION

Restricted stock units and performance share units granted by the Company during the nine months ended September 30, 2026 had an aggregate grant-date fair value of $646 million. Restricted stock units and performance share units that vested during the nine months ended September 30, 2026 had an aggregate fair value at vesting of $813 million. At September 30, 2026, there was $840 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the activity in restricted stock units and performance share units during the nine months ended September 30, 2026:

	Restricted Stock Units		Performance Share Units
(In thousands, except per share data)	Shares	Weighted-average Grant-date Fair Value Per Share	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2025	5,351	$159.84	3,852	$138.49

Granted	3,200	$168.12	640	$168.39
Vested	(2,903)	$146.30	(1,900)	$109.92
Performance shares adjustment (1)			(58)	$171.35
Forfeited	(260)	$172.02	(89)	$144.12
Unvested at September 30, 2026	5,388	$171.47	2,445	$167.55
(1)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results and the impact of modifications, if any.

4.    NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Only dilutive common equivalent shares that decrease the net income per share are included in the computation of diluted net income per share. Common equivalent shares are calculated using the treasury stock method. The denominators for the basic and diluted per share computations of "Net income applicable to common stockholders" presented in the Unaudited Consolidated Statements of Operations differ due to the impact of dilutive stock options, restricted stock units, and performance share units.

5.    INVESTMENTS

The following table summarizes the Company's investments by major security type:

(In millions)	Cost	Gross Unrealized Gains / Upward Adjustments	Gross Unrealized Losses / Downward Adjustments	Carrying Value
September 30, 2026
Equity securities with readily determinable fair values	$715	$—	$(437)	$278
Equity securities of private entities	117	270	(230)	157
Total long-term investments	$832	$270	$(667)	$435
December 31, 2025
Equity securities with readily determinable fair values	$715	$11	$(298)	$428
Equity securities of private entities	111	270	(227)	154
Total long-term investments	$826	$281	$(525)	$582

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
Level 3: Unobservable inputs are used when little or no market data is available.

Assets and liabilities measured at fair value are classified in the categories described in the table below:

(In millions)	Level 1	Level 2	Level 3	Total
September 30, 2026
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit	$13,981	$—	$—	$13,981
Equity securities	278	—	—	278
Foreign currency exchange derivatives	—	59	—	59
LIABILITIES:
Foreign currency exchange derivatives	$—	$51	$—	$51
Nonrecurring fair value measurements
Investments in equity securities of private entities	$—	$—	$11	$11

December 31, 2025
Recurring fair value measurements
ASSETS:
Money market fund investments and certificates of deposit	$15,316	$—	$—	$15,316
Equity securities	428	—	—	428
Foreign currency exchange derivatives	—	47	—	47
LIABILITIES:
Foreign currency exchange derivatives	$—	$40	$—	$40
Nonrecurring fair value measurements
Investments in equity securities of private entities	$—	$30	$13	$43
Long-lived assets (1)	—	—	179	179
Goodwill (1)	—	—	203	203
(1)    Fair value measurement as of September 30, 2025. See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Investments

See Note 5 for additional information related to the Company's investments.

Derivatives

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of September 30, 2026 and December 31, 2025, the Company did not designate any derivatives as hedges for accounting purposes.

For the Company's foreign currency exchange derivatives outstanding as of September 30, 2026 and December 31, 2025, the notional amounts of the foreign currency purchases were $9.3 billion and $8.9 billion, respectively, and the notional amounts of the foreign currency sales were $4.1 billion and $6.0 billion, respectively. The notional amount of a foreign currency exchange derivative contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Gains (losses) on foreign currency exchange derivatives	$33	$(44)	$9	$10

Other Financial Assets and Liabilities

At September 30, 2026 and December 31, 2025, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the fair value of the Company's outstanding senior notes.

7.    ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 includes receivables from customers of $2.6 billion and $2.1 billion, respectively, and receivables from payment processors and networks of $1.4 billion. The remaining balance principally relates to receivables from marketing affiliates. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses. In addition, the Company had prepayments to certain accommodation travel service provider customers of $119 million and $77 million primarily included in "Prepaid expenses, net" in the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively.

The following table summarizes the activity of the allowance for expected credit losses on receivables:

	Nine Months Ended September 30,
(In millions)	2026	2025
Balance, beginning of year	$137	$146
Provision charged to earnings	165	139
Write-offs and other adjustments	(149)	(133)
Balance, end of period	$153	$152

8.    INTANGIBLE ASSETS AND GOODWILL

The carrying value of the Company's intangible assets, which consists primarily of trade names and supply and distribution agreements, was $759 million and $918 million at September 30, 2026 and December 31, 2025, respectively, and is stated net of accumulated amortization of $1.8 billion and $1.7 billion, respectively. Amortization expense of intangible assets was $93 million and $164 million for the three and nine months ended September 30, 2026, respectively, and $53 million and $161 million for the three and nine months ended September 30, 2025, respectively.

The carrying value of the Company's goodwill at September 30, 2026 and December 31, 2025 was $2.7 billion and is stated net of cumulative impairment charges of $2.2 billion. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of September 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three and nine months ended September 30, 2025, the Company recognized a goodwill impairment charge of $180 million and intangible-asset impairment charges of $277 million related to KAYAK. These impairment charges are recorded in "Impairment" in the Unaudited Consolidated Statements of Operations. See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for information related to the impairment.

9.    DEBT

See Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for information related to the Company's debt.

Revolving Credit Facility

The Company's unsecured revolving credit facility extends a revolving line of credit of up to $2 billion to the Company. At September 30, 2026 and December 31, 2025, there were no borrowings outstanding and $10 million and $19 million, respectively, of letters of credit issued under the revolving credit facility.

Senior Notes

At September 30, 2026 and December 31, 2025, the Company had outstanding senior notes with varying maturities for an aggregate principal amount of $20.2 billion and $18.9 billion, respectively. The carrying values differ from the outstanding principal amounts due to unamortized debt discounts and debt issuance costs of $158 million and $146 million as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, senior notes with an aggregate principal amount of $2.0 billion were payable within the next twelve months. The aggregate principal amount and carrying value of the Company's outstanding Euro-denominated debt at September 30, 2026 was $19.0 billion and $18.8 billion, respectively, and at December 31, 2025 was $17.4 billion and $17.2 billion, respectively.

At September 30, 2026 and December 31, 2025, the fair value of outstanding debt was approximately $19.3 billion and $18.9 billion, respectively, and was considered a "Level 2" fair value measurement, which was estimated based upon actual trades at the end of the reporting period or the most recent trade available (see Note 6). The fair value of the Company's debt differs from the outstanding principal amount at September 30, 2026 and December 31, 2025 primarily due to interest rate fluctuations.

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

Interest expense related to nonconvertible senior notes consists primarily of coupon interest expense of $190 million and $543 million for the three and nine months ended September 30, 2026, respectively, and $163 million and $468 million for the three and nine months ended September 30, 2025, respectively.

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

10.    TREASURY STOCK AND DIVIDENDS

At September 30, 2026, the Company had a total remaining authorization of $12.4 billion related to the $20 billion share repurchase program authorized by the Board in 2025. Additionally, the Board has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities:

(In millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	12	$2,116	3	$663	54	$9,570	19	$3,780
General authorization for shares withheld on stock award vesting	—	4	—	10	2	364	3	518
Total	12	$2,120	3	$673	56	$9,934	22	$4,298

The cash remitted for shares withheld on stock award vesting is included in financing activities in the Unaudited Consolidated Statements of Cash Flows and may differ from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. As of September 30, 2026 and December 31, 2025, the Company recorded estimated liabilities of $90 million and $52 million, respectively, related to excise taxes on share repurchases, which are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

During the nine months ended September 30, 2026 and 2025, the Board declared quarterly cash dividends of $0.42 and $0.38, respectively, per share of common stock and the Company paid $978 million and $941 million, respectively, in total cash dividends. In November 2026, the Board declared a cash dividend of $0.42 per share of common stock, payable on December 31, 2026 to stockholders of record as of the close of business on December 11, 2026.

11.    INCOME TAXES

Income tax expense consists of U.S. and international income taxes, determined using an estimate of the Company's annual effective tax rate, which is based upon the applicable tax rates and tax laws of the countries in which the income is generated.

The Company's effective tax rates for the three and nine months ended September 30, 2026 were 20.6% and 22.1%, respectively, compared to 20.8% and 20.0% for the three and nine months ended September 30, 2025, respectively. The Company's 2026 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, a valuation allowance relating to the carryforward of U.S. federal interest expense and certain other deferred tax assets, certain non-deductible expenses, unrecognized tax benefits, and U.S. federal and state tax associated with the Company's international earnings, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). The Company's 2025 effective tax rates differed from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and U.S. state income taxes, partially offset by higher international tax rates, certain non-deductible expenses, and U.S. federal and state tax associated with the Company's international earnings.

The Company's effective tax rate for the three months ended September 30, 2026 was lower than the effective tax rate for the three months ended September 30, 2025, primarily due to lower U.S. federal tax associated with the Company's international earnings and certain lower discrete tax expenses, partially offset by a valuation allowance relating to the carryforward of U.S. federal interest expense and certain higher non-deductible expenses.

The Company's effective tax rate for the nine months ended September 30, 2026 was higher than the effective tax rate for the nine months ended September 30, 2025, primarily due to a valuation allowance relating to the carryforward of U.S. federal interest expense, certain higher discrete tax expenses, and higher unrecognized tax benefits, partially offset by lower U.S. federal tax associated with the Company's international earnings.

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

During the three and nine months ended September 30, 2026 and 2025, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate of 25.8%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2026 and 2025 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at September 30, 2026 and December 31, 2025 was $308 million and $250 million, respectively. As of September 30, 2026, net unrecognized tax benefits of $297 million, if recognized, would impact the effective tax rate. As of September 30, 2026 and December 31, 2025, total gross interest and penalties accrued was $8 million and $7 million, respectively. The increase in unrecognized tax benefits primarily relates to certain 2018 U.S. federal taxes of the Company that may be impacted by the April 2026 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner. The majority of unrecognized tax benefits are included in "Other assets, net" in the Unaudited Consolidated Balance Sheet as of September 30, 2026.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component:

(In millions)	Foreign currency translation adjustments				Total AOCI, net of tax
	Foreign currency translation		Net investment hedges
	Before tax	Tax	Before tax	Tax
Three Months Ended September 30, 2026
Balance, June 30, 2026	$(457)	$106	$15	$(12)	$(348)
Other comprehensive loss ("OCI") for the period	(34)	(20)	—	—	(54)
Balance, September 30, 2026	$(491)	$86	$15	$(12)	$(402)
Nine Months Ended September 30, 2026
Balance, December 31, 2025	$(343)	$50	$15	$(12)	$(290)
OCI for the period	(148)	36	—	—	(112)
Balance, September 30, 2026	$(491)	$86	$15	$(12)	$(402)

Three Months Ended September 30, 2025
Balance, June 30, 2025	$(347)	$39	$17	$(12)	$(303)
OCI for the period	4	2	(6)	2	2
Balance, September 30, 2025	$(343)	$41	$11	$(10)	$(301)
Nine Months Ended September 30, 2025
Balance, December 31, 2024	$(769)	$130	$356	$(92)	$(375)
OCI for the period	426	(89)	(345)	82	74
Balance, September 30, 2025	$(343)	$41	$11	$(10)	$(301)

In 2025 and certain earlier periods, the Company designated certain portions of the aggregate principal value of the Euro-denominated debt (see Note 9) as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the nine months ended September 30, 2025, the portion of Euro-denominated debt designated as a net investment hedge ranged in value from $2.3 billion to $4.8 billion.

13.    COMMITMENTS, CONTINGENCIES, AND LEGAL PROCEEDINGS

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

In October 2026, the European Commission opened an investigation into whether certain practices by Booking.com related to platform disclosures and security may violate the Digital Services Act ("DSA"). If the investigation were to find a violation of the DSA, or as part of a negotiated resolution, the Company may face significant fines, may be required to change its business practices, and may face follow-on investigations or litigation.

In July 2026, the Federal Trade Commission (the "FTC") staff informed Priceline that they intended to recommend that the FTC file a complaint against Priceline and a business-to-business affiliate partner of Priceline that asserted unfair or deceptive business practices related to disclosures, fees, customer support, and billing practices. Priceline is in discussions with the FTC to seek to resolve this matter. Although a settlement has not been agreed and litigation remains possible, a negotiated resolution would be likely to include an agreement by Priceline to pay a certain amount to the FTC directly as well as to provide monetary restitution to certain U.S. consumers, in addition to a commitment by Priceline to change certain of its business practices. The Company recorded a reduction in revenue of $900 million and accrued a loss of $100 million related to this matter, which is included in "Total revenues" and "General and administrative" expenses, respectively, in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2026. The related liability is included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet as of September 30, 2026. The FTC may seek monetary penalties and restitution in excess of these amounts, and there could be litigation or regulatory processes in other jurisdictions related to similar claims, which could harm the Company's business, results of operations, and reputation.

In 2024, the Comisión Nacional de los Mercados y la Competencia in Spain (the "CNMC") imposed a fine and restricted certain of Booking.com's business practices such as those relating to contractual parity provisions and the ranking criteria that Booking.com can use to determine how to rank hotels in its display to consumers. Booking.com does not agree with the rationale stated in the decision and the restrictions imposed, and has filed an appeal. In February 2025, the Spanish National Court ruled that the CNMC decision, including payment of the fine, is suspended pending the outcome of the appeal. The CNMC and certain third parties have sought to clarify the scope of the court's ruling, including its suspensory effect. Although the Company disagrees with the rationale stated in the CNMC decision, it recorded a liability for this matter with $469 million and $485 million included in "Other long-term liabilities" in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

In 2017, the Swiss Price Surveillance Office (the "Swiss PSO") opened an investigation into the level of commissions of Booking.com in Switzerland. In 2025, Booking.com received a negative decision ordering a reduction of its average commission level for hotels located in Switzerland, which Booking.com disagrees with and has appealed. The Swiss PSO order is suspended pending the outcome of the appeal, and the ordered reduction in commissions would only be effective for a three-year period after a negative final judgment. The French Directorate General for Competition Policy, Consumer Affairs, and Fraud Control ("DGCCRF") directed Agoda to change certain of its business practices by year-end 2026 and additional discussions with the DGCCRF regarding implementation of the final order are ongoing. In June 2025, the Hellenic Competition Commission (in Greece) opened a formal investigation into whether certain practices by Booking.com may produce adverse effects for hotels and other online travel agencies and discussions with that Commission are ongoing. In August 2025, the Hungarian Competition Authority opened an investigation into whether certain practices by Booking.com may mislead consumers and discussions with that Authority are ongoing. If any of the investigations were to find that the Company's practices violated the respective laws, or as part of a negotiated resolution, the Company may face significant fines, restrictions on its business practices, follow-on investigations or litigation, and/or be required to make other commitments.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation, judgments, or issues have in the past resulted in and could in the future result in private litigation. The Company is currently involved in such litigation and/or aware of such potential litigation. For example, German hotels filed parity-related claims against Booking.com and that litigation is ongoing. In the Netherlands, two Dutch foundations filed such claims on behalf of European hotels and consumers, respectively, with the consumer claim further alleging that Booking.com and Agoda employed misleading practices. A similar claim regarding contractual parity provisions has been asserted against Booking.com on behalf of accommodation providers in the United Kingdom. Additionally, the Company is aware that additional claims based on contractual parity clauses may be brought in other jurisdictions such as Spain and France. The Company has defended against and intends to continue to defend itself against such claims. However, class action and mass claim litigation, whether related to competition, consumer, privacy, or other claims, can be time-consuming, costly, and unpredictable, regardless of merit. There may be evolving jurisprudence and less experience with such matters in certain of the markets where the Company is or may be involved in such litigation, making outcomes less certain and harder to forecast. If the Company were to be found liable, it could result in, among other things, payment of damages, commitments to change certain business practices, or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

The Company is involved in various tax-related audits, investigations, and litigation relating to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), withholding taxes, and other taxes. A number of jurisdictions in France have brought claims against Booking.com in relation to local taxes, and additional claims may be brought in the future. While the Company expects to continue to defend against these claims, it could be subject to tax liabilities and significant penalties. During 2026, an audit commenced of the Company's refund claim relating to its 2018 federal one-time deemed repatriation liability, resulting from the 2024 U.S. Tax Court decision in Varian Medical Systems, Inc. vs. Commissioner.

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

Other Matters

Beginning in 2014, Booking.com B.V. received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that it was required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme it historically participated in. BPF instituted legal proceedings against Booking.com B.V. (which were continued by BPF's legal successor, Pension Fund PGB ("PGB")) and, in January 2024, a Dutch Court of Appeal ruled that Booking.com B.V. is required to participate in the mandatory pension scheme of the PGB with retroactive effect to 1999. Booking.com B.V. appealed the decision but, after a final ruling by the Dutch Supreme Court in March 2025, changed its pension scheme going forward and with retroactive effect to 1999, in line with the outcome of the litigation and arrangement with PGB. In the first quarter of 2025, the Company reduced the pension liability to reflect the arrangement with PGB which became effective during that period. The impact of the reduction in the pension liability of $167 million is recorded in "Personnel" expenses in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2025. There may be additional claims with respect to the eligibility of certain employees in scope of the scheme, which may result in certain additional costs.

From time to time, the Company notifies the competent authority, such as the Dutch data protection authority in accordance with its obligations under the General Data Protection Regulation, of certain data security incidents. For example, in April 2026 Booking.com notified certain data protection authorities when it detected that unauthorized third parties were able to access certain guests' booking information. Booking.com remediated the issue and is cooperating with relevant authorities. The Company is likely to face follow-on investigations or litigation arising out of data security incidents, and may receive a fine or be required to make commitments to data protection authorities, consumers, or partners.

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

In the first quarter of 2026, the Company entered into favorable settlement agreements to resolve litigation matters in which it was a plaintiff, for which it received a benefit of $89 million. The benefit is recorded in "General and administrative" expenses in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2026.

The Company accrues for certain other legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

Other Contractual Obligations and Contingencies

The Company had $973 million and $874 million of standby letters of credit and bank guarantees issued on its behalf as of September 30, 2026 and December 31, 2025, respectively, including those issued under the revolving credit facility (see Note 9). These were obtained primarily in connection with certain of the litigation matters disclosed above and for regulatory purposes.

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

14.    SEGMENT REPORTING

See Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Company's segment reporting. The following table presents information on the Company's reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total revenues	$8,893	$9,008	$21,777	$20,568
Marketing expenses	2,588	2,340	7,027	6,256
Sales and other expenses	1,097	1,022	2,857	2,623
Personnel expenses	880	894	2,547	2,507
Other segment items	(273)	535	852	1,486
Segment Adjusted EBITDA less Capex	$4,601	$4,217	$8,494	$7,696

The following table presents the reconciliation of the Company's segment Adjusted EBITDA less Capex to Income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Segment Adjusted EBITDA less Capex	$4,601	$4,217	$8,494	$7,696
Additions to property and equipment	64	78	226	248
FTC matter (1)	(1,000)	—	(1,000)	—
Adjustment related to the Netherlands pension fund matter (1)	—	—	—	123
Impact of certain indirect tax matters	—	(45)	—	(45)
Gain related to settlement of litigation matters (1)	—	—	89	—
Depreciation and amortization (2)	(183)	(160)	(443)	(472)
Impairment (3)	—	(457)	—	(457)
Transformation costs (4)	(21)	(105)	(73)	(173)
Interest expense (2)	(311)	(301)	(864)	(1,368)
Interest and dividend income (2)	221	248	609	723
Net (losses) gains on equity securities (5)	(18)	92	(150)	116
Foreign currency transaction gains (losses) on the remeasurement of certain Euro-denominated debt and accrued interest and gains on debt-related foreign currency derivative instruments (5)	127	(9)	655	(1,359)
Loss on early extinguishment of debt (6)	—	(25)	—	(25)
Change in fair value of the conversion option related to the convertible senior notes (6)	—	—	—	163
Other (7)	(57)	(64)	(161)	(201)
Income before income taxes	$3,423	$3,469	$7,382	$4,969
(1)    See Note 13 for additional information.
(2)    See the Unaudited Consolidated Statements of Operations.
(3)    See Note 8 for additional information.
(4)    See Note 17 for additional information.
(5)    See Note 15 for additional information.
(6)    See Note 9 for additional information.
(7)    Primarily consists of the expenses of corporate headquarters and certain other functional departments.

Stock-based compensation included in the determination of segment Adjusted EBITDA less Capex was $129 million and $378 million for the three and nine months ended September 30, 2026, respectively, and $139 million and $406 million for the three and nine months ended September 30, 2025, respectively.

15.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Foreign currency transaction gains (losses) (1)	$107	$(31)	$589	$(1,440)
Change in fair value of the conversion option related to the convertible senior notes (2)	—	—	—	163
Other (3)	(12)	70	(141)	96
Other income (expense), net	$95	$39	$448	$(1,181)
(1)    Includes gains of $127 million and $655 million for the three and nine months ended September 30, 2026, respectively, and losses of $9 million and $1.4 billion for the three and nine months ended September 30, 2025, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 12). Foreign currency transaction gains (losses) also includes gains and losses related to derivative contracts (see Note 6).
(2)    See Note 9 for additional information.
(3)    Includes net losses on equity securities with readily determinable fair values of $18 million and $150 million for the three and nine months ended September 30, 2026, respectively, and gains of $92 million and $116 million for the three and nine months ended September 30, 2025, respectively. See Note 5 for additional information.

16.    SUPPLEMENTAL CASH FLOW INFORMATION

As of September 30, 2026 and December 31, 2025, cash and cash equivalents reported in the Consolidated Balance Sheets differ from the amounts of total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows due to restricted cash and cash equivalents of $230 million and $66 million, respectively, which are included in "Other current assets" in the Consolidated Balance Sheets. Restricted cash and cash equivalents are primarily related to certain cash payments received from travelers on behalf of travel service providers and the associated cash flows are included in "Other financing activities" in the Unaudited Consolidated Statements of Cash Flows.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $29 million and $39 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 10 for additional information on noncash financing activity related to share repurchases.

During the nine months ended September 30, 2026 and 2025, the Company made income tax payments of $2.0 billion and $1.9 billion, respectively, and interest payments of $723 million and $747 million, respectively.

17.    TRANSFORMATION COSTS

In the fourth quarter of 2024, the Company began the implementation of certain organizational changes as part of a transformation program and currently expects that the restructuring costs and accelerated investments related to the program will largely be incurred by the end of 2027. For the three and nine months ended September 30, 2026, Transformation costs include professional fees of $19 million and $63 million, respectively. For the three and nine months ended September 30, 2025, Transformation costs include employee termination benefits of $79 million and $105 million, respectively, and professional fees of $24 million and $67 million, respectively.

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

In the third quarter of 2026, global room nights increased 7% year-over-year, compared with 5% growth in the second quarter and 6% growth in the first quarter of 2026. The acceleration from the second quarter of 2026 primarily reflected an improvement in international travel originating from Europe and Asia, while domestic travel, meaning travel within a traveler's own country, remained relatively healthy across all regions.

During the third quarter, the conflict in the Middle East continued to affect travel demand trends. The direct impacts of the conflict in the Middle East on travel demand had largely normalized, but indirect impacts, including elevated flight ticket prices, continued to weigh on long-haul international travel demand. Although international room night growth improved compared with the second quarter, international room nights continued to grow at a slower rate year-over-year than domestic room nights.

While the geopolitical and macroeconomic environment can impact global travel demand, we believe our diversified global portfolio of leading travel brands, flexible platforms, and strong financial position help us to navigate a range of scenarios. We continue to take a long-term view, staying focused on delivering value to our travelers and partners, maintaining disciplined cost management, and making strategic investments as appropriate.

Quarterly Room Nights and Change versus the prior year

Change vs. PY (1)
(1)    Room night growth rates are rounded for presentation purposes.

The cancellation rate in the third quarter of 2026 was lower than in the third quarter of 2025. Because we recognize revenues from bookings when the traveler checks in, our reported revenues are not at risk of being reversed due to cancellations. Increases in cancellation rates can negatively impact our marketing efficiency as a result of incurring performance marketing expenses at the time a booking is made even though that booking could be canceled in the future.

In the third quarter of 2026, our global average daily rates ("ADRs") on a constant currency basis were approximately 3% higher than the prior year, driven primarily by higher ADRs in Europe. Our global ADRs were not materially impacted by changes in regional mix in the third quarter of 2026.

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

Our mobile apps are an important platform for delivering the Connected Trip experience, allowing us to engage directly with travelers throughout their journey. The mix of our room nights booked on our mobile apps over the trailing twelve months ended September 30, 2026, was a high-fifties percentage, up from a mid-fifties percentage over the trailing twelve months ended September 30, 2025. The significant majority of room nights booked on our mobile apps are direct, and we continue to see favorable repeat direct booking behavior from consumers in our mobile apps, which allow us more opportunities to engage directly with them. The revenues earned on a transaction on a mobile app may be less than a typical desktop transaction as we see different consumer purchasing patterns across devices. For example, accommodation reservations made on a mobile app typically are for shorter lengths of stay and have lower accommodation ADRs.

We continue to expand our merchant service offerings as part of a broader strategy to provide more payment options to travelers and travel service providers, increase the variety of our accommodations, and enable our long-term Connected Trip strategy. These merchant services allow us to facilitate payments from travelers and offer secure, flexible transaction terms, such as varied payment forms, currencies, and timing. The mix of our total gross bookings generated on a merchant basis across the Company was 75% in the third quarter of 2026, an increase from 72% in the third quarter of 2025 due to the ongoing shift from agency to merchant bookings at Booking.com. We believe that expanding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" expenses and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues (e.g., payment card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues. Over the trailing twelve months ended September 30, 2026, the incremental revenues from facilitating payments were greater than the associated incremental variable expenses.

We have established widely-used and recognized brands through marketing and promotional campaigns. Our total performance and brand marketing expenses, which are substantially variable in nature, were $2.6 billion in the third quarter of 2026, up 11% versus the third quarter of 2025, primarily reflecting year-over-year growth in travel demand, increased affiliate marketing expenses, and continued investment in other performance marketing channels where returns remained attractive. Our performance marketing expenses, which represent a substantial majority of our marketing expenses, are primarily related to the use of online search engines (primarily Google), affiliate marketing, meta search, and social media channels to generate bookings through our platforms. Our brand marketing expenses are primarily related to costs associated with producing and airing digital branding and television advertising, as well as sponsorships and other brand-building activities.

Marketing efficiency, expressed as marketing expenses as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are in some cases outside of our control. Such factors include ADRs, costs per click, cancellation rates, foreign currency exchange rates, search engine bidding algorithms, channel and partner mix, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing and social media marketing campaigns. When evaluating performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental bookings we receive, and anticipated repeat rates.

Marketing efficiency is also impacted by the extent to which consumers book directly with us. The mix of total room nights booked by consumers coming directly to our platforms was a mid-fifties percentage over the trailing twelve months ended September 30, 2026 and September 30, 2025. In both periods, the direct booking mix was higher in our business-to-consumer ("B2C") business (i.e., if we exclude the room nights booked through the business-to-business ("B2B") channel). This was achieved despite declines in traffic through organic or unpaid search results, which is what we call Search Engine Optimization ("SEO"). Room nights booked through the SEO channel remain a small component of our overall room nights. While we seek to adapt to evolving search engine dynamics, we expect SEO traffic to decline in the short to medium term, which may lead to increased spend in paid marketing channels.

Booking.com had approximately 4.7 million total properties on its website at September 30, 2026, representing an increase from approximately 4.4 million total properties at September 30, 2025. At September 30, 2026, Booking.com's website had approximately 4.2 million alternative accommodation properties (including homes, apartments, and other unique places to stay) and over 500,000 hotels, motels, and resorts.

The mix of Booking.com's room nights booked for alternative accommodation properties in the third quarter of 2026 was approximately 37%, up versus approximately 36% in the third quarter of 2025. Over the past several years, alternative accommodations have mostly increased as a percentage of Booking.com's room nights, reflecting growth in consumer demand for these types of properties and an increase in the number and variety of alternative accommodation properties available on Booking.com. We may experience lower profit margins due to additional costs from offering alternative accommodations, such as increased customer service or certain partner related costs. As our alternative accommodation business grows, these different characteristics may negatively impact our profit margins.

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

In the fourth quarter of 2024, we began the implementation of organizational changes to improve operating expense efficiency, increase organizational agility, free up resources that can be reinvested into further improving our offering to travelers and partners, and better position our business for the long term (the "Transformation Program"). The Transformation Program resulted in approximately $250 million in savings in 2025 and, as of the end of 2025, enabled approximately $550 million in annual run-rate savings. In the second quarter of 2026, as we continued to execute on the Transformation Program, we identified additional opportunities, and increased our expected annual run-rate savings to approximately $650 million. We expect the majority of the incremental savings above the approximately $550 million annual run-rate level enabled as of the end of 2025 to be realized in 2027. We expect that the restructuring costs and accelerated investments related to the Transformation Program will largely be incurred by the end of 2027 and are estimated to be, in the aggregate, less than one times the expected annual run-rate savings.

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

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates (principally related to Euros and British Pounds Sterling). As a result of these movements, the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected. Our total gross bookings increased by approximately 10% in the third quarter of 2026 as compared to the third quarter of 2025, including a negative impact of about 1% from changes in foreign currency exchange rates. Our merchant revenues, agency revenues, and advertising and other revenues, in the aggregate, were also negatively impacted by about 1% from changes in foreign currency exchange rates. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations.

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

Valuation of Goodwill and other Long-lived Assets

During the three and nine months ended September 30, 2025, the Company recognized goodwill and intangible-asset impairment charges related to KAYAK. See Note 8 to our Unaudited Consolidated Financial Statements.

The estimation of the recoverable values of asset groups and the fair values of our reporting units reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit's expected growth rates and operating margin and with respect to matters outside of our control, such as discount rates and market comparables. Actual results could be materially different from the judgments and estimates used. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units. Such changes may include travel service providers reducing or withdrawing from our services, generative AI better enabling or offering alternatives for travel service providers to reach consumers, competitors affecting our ability to market to and reach consumers in a cost-efficient way, and regulatory actions. See Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2025 for information related to certain regulatory matters and our other contingent liabilities, including the Federal Trade Commission (the "FTC") matter (see Note 13 to our Unaudited Consolidated Financial Statements).

Recent Accounting Pronouncements

See Note 1 to our Unaudited Consolidated Financial Statements, which is incorporated by reference into this Item 2, for details regarding recent accounting pronouncements.

Results of Operations
Three and Nine Months Ended September 30, 2026 compared to the Three and Nine Months Ended September 30, 2025

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

Room nights, rental car days, and flight tickets reserved through our services were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Room nights	345	323	6.7%	1,007	951	6.0%
Rental car days	23	23	(0.7)%	67	70	(4.1)%
Flight tickets	21	17	19.4%	58	50	17.2%

For the three and nine months ended September 30, 2026, room nights reserved through our services increased year-over-year, driven primarily by growth in all key regions. In the third quarter of 2026, there were continued indirect impacts from the conflict in the Middle East, which negatively impacted long-haul international travel demand and our overall room night growth. Rental car days reserved through our services decreased year-over-year for the three and nine months ended September 30, 2026, primarily reflecting lower partner volume, as well as the impact of higher average daily car rental prices and the conflict in the Middle East on travel demand. Flight tickets reserved through our services increased year-over-year for the three and nine months ended September 30, 2026 driven by the expansion of our flight offerings, partially offset by the impact of elevated ticket prices, reduced flight capacity on certain routes, and softer long-haul international travel demand, in each case related to impacts of the conflict in the Middle East.

Gross bookings resulting from reservations of room nights, rental car days, and flight tickets made through our merchant and agency categories were as follows (numbers may not total due to rounding):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Merchant gross bookings	$40,712	$35,737	13.9%	$116,443	$99,211	17.4%
Agency gross bookings	13,749	13,932	(1.3)%	42,733	43,863	(2.6)%
Total gross bookings	$54,461	$49,668	9.6%	$159,177	$143,074	11.3%

For the three and nine months ended September 30, 2026, the year-over-year increase in merchant gross bookings was due primarily to growth in accommodation reservation services and flight reservation services at Booking.com and Agoda. Merchant gross bookings also increased year-over-year and agency gross bookings decreased year-over-year for these periods due to the ongoing shift from agency to merchant bookings at Booking.com.

The year-over-year increase in total gross bookings for the three months ended September 30, 2026 was due to a 7% increase in room nights, approximately 3% higher constant currency ADRs, and a positive impact from the growth in flight gross bookings, partially offset by a 1% negative impact of foreign exchange rate fluctuations.

The year-over-year increase in total gross bookings for the nine months ended September 30, 2026 was due to a 6% increase in room nights, about 2% positive impact from changes in foreign currency exchange rates, approximately 2% higher constant currency ADRs, and a positive impact from the growth in flight gross bookings.

Flight gross bookings increased 21% and 19% year-over-year for the three and nine months ended September 30, 2026, respectively, due to flight ticket growth and higher average flight ticket prices. Higher average flight ticket prices in these periods were driven in part by higher fuel costs associated with the conflict in the Middle East. Rental car gross bookings increased 1% and 2% year-over-year for the three and nine months ended September 30, 2026, respectively, due to higher average daily car rental prices, partially offset by a decrease in rental car days.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Merchant revenues	$6,998	$6,131	14.1%	$15,823	$13,506	17.2%
Agency revenues	2,463	2,569	(4.1)%	5,894	6,177	(4.6)%
Advertising and other revenues	332	308	7.8%	960	885	8.4%
FTC matter (1)	(900)	—	*	(900)	—	*
Total revenues	$8,893	$9,008	(1.3)%	$21,777	$20,568	5.9%
% of Total gross bookings	16.3%	18.1%		13.7%	14.4%
(1)    See Note 13 to our Unaudited Consolidated Financial Statements for additional information.
* Not meaningful

For the three and nine months ended September 30, 2026, the year-over-year increase in merchant revenues was driven primarily by growth in accommodation reservation services at Booking.com and its ongoing shift from agency to merchant revenues, as well as by growth in accommodation reservation services at Agoda and Priceline. The shift at Booking.com also contributed to the year-over-year decrease in agency revenues. Advertising and other revenues increased year-over-year for these periods due to growth at OpenTable and growth in advertising revenues at Booking.com. Total revenues decreased year-over-year for the three months ended September 30, 2026, primarily due to the impact of the FTC matter.

Total revenues as a percentage of gross bookings decreased year-over-year for the three and nine months ended September 30, 2026, primarily due to the impact of the FTC matter. Gross bookings does not reflect the impact of the FTC matter.

Operating Expenses

See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the components of our operating expenses and the related accounting policies. Changes in foreign currency exchange rates reduced year-over-year operating expense growth for the three months ended September 30, 2026 and increased it for the nine months ended September 30, 2026.

Marketing Expenses

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Marketing expenses	$2,588	$2,340	10.6%	$7,027	$6,256	12.3%
% of Total gross bookings	4.8%	4.7%		4.4%	4.4%
% of Total revenues	29.1%	26.0%		32.3%	30.4%

Our marketing expenses, which are substantially variable in nature, increased year-over-year for the three and nine months ended September 30, 2026, due to efforts to drive additional gross bookings and revenues. Marketing expenses as a percentage of total gross bookings in the three months ended September 30, 2026 were slightly higher than the three months ended September 30, 2025, driven primarily by faster growth in affiliate marketing expenses and declines in SEO, which remains a small component of our overall distribution mix, partially offset by a higher proportion of bookings through direct channels excluding SEO. Within our B2C business, marketing expenses as a percentage of gross bookings decreased year-over-year for the three and nine months ended September 30, 2026.

Sales and Other Expenses

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Sales and other expenses	$1,097	$1,022	7.1%	$2,843	$2,623	8.3%
% of Total gross bookings	2.0%	2.1%		1.8%	1.8%
% of Total revenues	12.3%	11.4%		13.1%	12.8%

Sales and other expenses, which are substantially variable in nature, increased year-over-year for the three and nine months ended September 30, 2026 due primarily to an increase in merchant transaction costs of $72 million and $221 million, respectively, related to the ongoing shift from agency to merchant transactions at Booking.com. Sales and other expenses as a percentage of total revenues increased year-over-year for the three and nine months ended September 30, 2026 primarily due to the negative impact of the FTC matter on total revenues (see Note 13 to our Unaudited Consolidated Financial Statements), as well as the impact of increased merchant transaction costs, partially offset by efficiencies in third-party customer service costs.

Personnel

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Personnel	$944	$945	(0.1)%	$2,737	$2,534	8.0%
% of Total revenues	10.6%	10.5%		12.6%	12.3%

Personnel expenses decreased slightly year-over-year for the three months ended September 30, 2026 primarily due to a decrease in bonus expense accruals, partially offset by an increase in salary expenses driven by a 4% year-over-year increase in employee headcount to approximately 25,850 as of September 30, 2026. Personnel expenses increased year-over-year for the nine months ended September 30, 2026 primarily due to the impact of a $170 million reduction during the three months ended March 31, 2025 in the accrual related to the Netherlands pension fund matter, as well as an increase in salary expenses due to an increase in employee headcount and changes in foreign currency exchange rates.

General and Administrative

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
General and administrative	$338	$254	33.0%	$655	$595	10.1%
% of Total revenues	3.8%	2.8%		3.0%	2.9%

General and administrative expenses increased year-over-year for the three months ended September 30, 2026 primarily due to the impact of the FTC matter (see Note 13 to our Unaudited Consolidated Financial Statements) and a year-over-year increase in fees for certain outside professionals, partially offset by the impact of the $45 million expense in the third quarter of 2025 related to the resolution of an indirect tax matter. General and administrative expenses increased year-over-year for the nine months ended September 30, 2026 primarily due to the impact of the FTC matter and year-over-year increases in certain travel transaction taxes and fees for certain outside professionals, partially offset by the $89 million benefit from the settlement of certain litigation matters in the first quarter of 2026 (see Note 13 to our Unaudited Consolidated Financial Statements), as well as the impact of the $45 million expense in the third quarter of 2025 related to the resolution of an indirect tax matter.

Information Technology

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Information technology	$302	$242	25.2%	$805	$661	21.8%
% of Total revenues	3.4%	2.7%		3.7%	3.2%

Information technology expenses increased year-over-year for the three and nine months ended September 30, 2026 due primarily to an increase in cloud computing costs, software license fees, and costs related to generative artificial intelligence.

Depreciation and Amortization

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Depreciation and amortization	$183	$160	15.2%	$443	$472	(6.0)%
% of Total revenues	2.1%	1.8%		2.0%	2.3%

Depreciation and amortization expenses increased year-over-year for the three months ended September 30, 2026 due primarily to the change in the estimated useful life of an intangible asset. Depreciation and amortization expenses decreased for the nine months ended September 30, 2026 due primarily to decreased amortization expense related to internally-developed software, partially offset by the change in the estimated useful life of an intangible asset.

Impairment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Impairment	$—	$457	$—	$457

See Note 8 to our Unaudited Consolidated Financial Statements for additional information.

Transformation Costs

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Transformation costs	$23	$105	(78.8)%	$78	$175	(55.5)%

See "Trends" above and Note 17 to our Unaudited Consolidated Financial Statements for additional information on the Transformation Program. Transformation costs decreased year-over-year for the three and nine months ended September 30, 2026 due primarily to lower costs related to employee termination benefits.

Interest Expense and Interest and Dividend Income

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Interest expense	$(311)	$(301)	3.3%	$(864)	$(1,368)	(36.9)%
Interest and dividend income	221	248	(11.0)%	609	723	(15.8)%

Interest expense increased year-over-year for the three months ended September 30, 2026 primarily due to the higher outstanding long-term debt balance during the period. Interest expense decreased year-over-year for the nine months ended September 30, 2026 primarily due to the amortization in 2025 of debt discount related to the convertible senior notes that matured in May 2025 (see Note 9 to our Unaudited Consolidated Financial Statements). Interest and dividend income decreased year-over-year for the three and nine months ended September 30, 2026 primarily due to lower interest rates and a decrease in money market fund investment balances. In addition, we have certain cash management activities with related interest expense and interest income.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Other income (expense), net	$95	$39	$448	$(1,181)

See Note 15 to our Unaudited Consolidated Financial Statements for additional information.

Income Taxes

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Income tax expense	$706	$721	(2.1)%	$1,632	$993	64.3%
% of Income before income taxes	20.6%	20.8%		22.1%	20.0%

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

Cash, cash equivalents, and investments
At September 30, 2026, we had $16.2 billion in cash, cash equivalents, and investments, of which approximately $14.4 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, U.S. Dollars, and British Pounds Sterling. Our investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. See Notes 5 and 6 to our Unaudited Consolidated Financial Statements.

Deferred merchant bookings
Deferred merchant bookings of $6.5 billion at September 30, 2026 includes cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to travel service providers as well as our estimated future revenue for our commission or margin and fees. The amounts are mostly subject to refunds for cancellations.

Debt
Our revolving credit facility extends a revolving line of credit up to $2 billion to us. As of September 30, 2026, we are in compliance with the maximum leverage ratio covenant under the facility, which is a condition to our ability to borrow.

Our outstanding senior notes at September 30, 2026 had cumulative interest to maturity (based on coupon interest rates) of $6.3 billion, with $750 million payable within the next twelve months.

See Note 9 to our Unaudited Consolidated Financial Statements for additional information.

Share repurchases and dividends
At September 30, 2026, we had a total remaining authorization of $12.4 billion related to the share repurchase program authorized by our Board of Directors (the "Board"). In November 2026, the Board declared a cash dividend of $0.42 per share of common stock, payable on December 31, 2026 to stockholders of record as of the close of business on December 11, 2026.

See Note 10 to our Unaudited Consolidated Financial Statements for additional information.

Commitments, contingencies, and other
At September 30, 2026, we had, in the aggregate, $1.2 billion of non-cancellable purchase obligations individually greater than $10 million, of which $359 million is payable within the next twelve months. Such purchase obligations relate to agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction. At September 30, 2026, we had lease obligations of $743 million, of which $138 million is payable within the next twelve months.

See Note 13 to our Unaudited Consolidated Financial Statements for information related to the standby letters of credit and bank guarantees issued on our behalf.

See Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws and regulations around the world, and as the size of our business grows, scrutiny of our business in these areas may intensify" in our Annual Report on Form 10-K for the year ended December 31, 2025 for information related to certain regulatory matters and our other contingent liabilities.

See Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2025 for information related to certain tax assessments and other tax matters.

See "Trends" above for information on the Transformation Program, including the estimated annual run-rate savings and restructuring costs and accelerated investments required for the program.

Cash Flow Analysis

See our Unaudited Consolidated Statements of Cash Flows for additional information related to our cash flows.

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities	$8,071	$7,919
Net cash used in investing activities	(266)	(242)
Net cash used in financing activities	(8,746)	(8,248)

Net cash provided by operating activities for the nine months ended September 30, 2026 resulted from net income of $5.8 billion, a favorable net impact from adjustments for non-cash and other items of $670 million, and a favorable net change in working capital and other assets and liabilities of $1.7 billion. Non-cash and other items were principally associated with unrealized foreign currency transaction gains related to Euro-denominated debt, depreciation and amortization, stock-based compensation expense, provision for expected credit losses and chargebacks, deferred income taxes, and net losses on equity securities. Deferred merchant bookings and other current liabilities increased by $2.6 billion and accounts receivable increased by $907 million during the period, primarily due to higher business volumes. The increase in other current liabilities was also due to the impact of the FTC matter (see Note 13 to our Unaudited Consolidated Financial Statements). Merchant revenues increased while agency revenues decreased year-over-year for the period due to the ongoing shift from agency revenues to merchant revenues at Booking.com.

Net cash provided by operating activities for the nine months ended September 30, 2025 resulted from net income of $4.0 billion, a favorable net impact from adjustments for non-cash and other items of $3.0 billion, and a favorable net change in working capital and other assets and liabilities of $984 million. Non-cash and other items were principally associated with unrealized foreign currency transaction losses related to Euro-denominated debt, deferred income taxes, depreciation and amortization, impairment, stock-based compensation expense, adjustments related to the convertible senior notes, and provision for expected credit losses and chargebacks. Deferred merchant bookings and other current liabilities increased by $1.4 billion and accounts receivable increased by $828 million during the period, primarily due to higher business volumes.

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 resulted principally from payments for property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2026 resulted principally from the repurchase of common stock of $9.9 billion, payments of $1 billion on the maturity of debt, and dividend payments of $978 million, partially offset by the proceeds from the issuance of long-term debt of $3.0 billion. Net cash used in financing activities for the nine months ended September 30, 2025 resulted principally from payments of $5.0 billion on the maturity and redemption of debt, including the conversion premium on the convertible senior notes, the repurchase of common stock of $4.3 billion, and dividend payments of $941 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion.

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

See Note 9 to our Unaudited Consolidated Financial Statements for information about our outstanding senior notes. A hypothetical 100 basis point (1.0%) decrease in interest rates, at September 30, 2026, would have resulted in an increase of approximately $1.1 billion in the estimated fair value of our outstanding debt.

We face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S., which represent a substantial majority of our financial results, are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. For example, our total gross bookings increased year-over-year by 10% and 11% for the three and nine months ended September 30, 2026, respectively, but without the impact of changes in foreign currency exchange rates our total gross bookings increased year-over-year on a constant currency basis by approximately 11% and 9%, respectively. Our merchant revenues, agency revenues, and advertising and other revenues, in the aggregate, increased year-over-year by 9% and 10% for the three and nine months ended September 30, 2026, respectively, including a negative impact of about 1% and a benefit of about 1%, respectively, from changes in foreign currency exchange rates. See Notes 6, 12, and 15 to our Unaudited Consolidated Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about foreign currency transaction gains and losses, changes in foreign currency exchange rates, and the impact of such changes on the increase in our revenues and operating margins.

See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for information about our investments in equity securities of publicly-traded companies and private entities. A hypothetical 10% decrease in the fair values at September 30, 2026 of our investments in equity securities of publicly-traded companies and private entities would have resulted in a loss, before tax, of approximately $45 million being recognized in net income.

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

We continue to monitor ongoing changes to systems and processes to determine the impact on internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). No change in our internal control over financial reporting occurred during the three months ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2026, and is incorporated into this Part II, Item 1 by reference thereto.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (Dollars in Billions)
July 1, 2026 –	6,718,992	(2)	$180.95	6,718,992	$13.2	(2)
July 31, 2026	144	(3)	$180.93	N/A	N/A

August 1, 2026 –	1,554,797	(2)	$204.83	1,554,797	$12.9	(2)
August 31, 2026	13,559	(3)	$212.13	N/A	N/A

September 1, 2026 –	3,208,858	(2)	$174.90	3,208,858	$12.4	(2)
September 30, 2026	7,416	(3)	$179.39	N/A	N/A
Total	11,503,766			11,482,647	$12.4
(1)    These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(2)    Pursuant to a stock repurchase program announced on February 20, 2025, whereby we were authorized to repurchase up to $20 billion of our common stock.
(3)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended September 30, 2026 to previously withheld share amounts that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of October 16, 2025.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ewout L. Steenbergen, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).
(a)    Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 4, 2026 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on October 17, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	November 3, 2026	By:	/s/ Ewout L. Steenbergen
Name: Ewout L. Steenbergen Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)